Form 10-Q
period 2021-03-31
Cullman Bancorp, Inc. /MD/
filed 2021-06-25
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number  333-254220

CULLMAN BANCORP, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	61-1990996
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

316 Second Avenue, SW, Cullman, Alabama	35055
(Address of Principal Executive Offices)	(Zip Code)

(256) 734-1740

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒  No ☐ (2) Yes ☐  No ☒.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: No shares of Common Stock, par value $0.01 per share, were issued and outstanding as of June 15, 2021.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2021 and December 31, 2020

(All amounts in thousands, except share and per share data)

	March 31	December 31
	2021	2020
ASSETS
Interest Bearing Cash and cash equivalents	$145	$148
Non Interest Bearing Cash and cash equivalents	3,104	2,988
Federal funds sold	53,925	57,225
Total cash and cash equivalents	57,174	60,361
Securities available for sale	20,673	18,875
Loans, net of allowance of $2,359 and $2,361 respectively	236,271	231,799
Loans held for sale	—	173
Premises and equipment, net	8,540	8,576
Foreclosed real estate	434	434
Accrued interest receivable	771	1,001
Restricted equity securities	1,796	2,541
Bank owned life insurance	5,622	5,657
Deferred Tax asset, net	950	854
Other assets	1,896	1,125

Total assets	$334,127	$331,396

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$16,972	$14,375
Interest bearing	212,819	202,588

Total deposits	229,791	216,963

Federal Home Loan Bank advances	43,500	53,500
Accrued interest payable	73	100
Other liabilities	4,122	3,958
Total liabilities	277,486	274,521

Shareholders' equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,450,408 and 2,449,919 shares outstanding at March 31, 2021 and December 31, 2020	24	24
Additional paid-in capital	6,810	6,687
Retained earnings	49,607	49,679
Accumulated other comprehensive income	244	542
Unearned ESOP shares, at cost	(44)	(57)

Total shareholders' equity	56,641	56,875

Total liabilities and shareholders' equity	$334,127	$331,396

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Unaudited)

Three Months Ended March 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$3,187	$3,335
Non taxable securities	16	19
Securities	91	148
FHLB Dividends	24	36
Federal funds sold and other	11	21
Total interest income	3,329	3,559
Interest expense:
Deposits	304	482
Federal Home Loan Bank advances and other borrowings	224	263
Total interest expense	528	745
Net interest income	2,801	2,814
Provision for loan losses	—	110
Net interest income after provision for loan losses	2,801	2,704
Noninterest income:
Service charges on deposit accounts	190	199
Income on bank owned life insurance	37	37
Gain on sales of mortgage loans	65	117
Net gain on sale of foreclosed real estate	1	—
Gain on prepayment of Federal Home Loan Bank advances	104	—
Other	69	27
Total noninterest income	466	380
Noninterest expense:
Salaries and employee benefits	1,593	1,441
Occupancy and equipment	203	197
Data processing	177	153
Professional and supervisory fees	111	114
Office expense	57	51
Advertising	17	39
FDIC deposit insurance	21	—
Other	87	85
Total noninterest expense	2,266	2,080
Income before income taxes	1,001	1,004
Income tax expense	216	206
Net income	$785	$798
Earnings per share:
Basic	$0.34	$0.34
Dilutive	$0.34	$0.34

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three Months Ended March 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net Income	$785	$798

Other compreshensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(377)	(474)
Reclassification adjustment for (gains) losses included in net income related to sale of securities available for sale	—	—
Less income tax effect	79	100
Other comprehensive income (loss)	(298)	(374)

Comprehensive income	$487	$424

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three Months Ended March 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2020	2,370,578	$24	$6,476	$46,964	$44	$(113)	$53,395
Net income	—	—	—	798	—	—	798
Other comprehensive loss	—	—	—	—	(374)	—	(374)
Net settlement of common stock options exercised	(2,356)	—	(40)	—	—	—	(40)
ESOP shares earned	—	—	—	—	—	12	12
Divended paid	—	—	—	(830)	—	—	(830)
Stock-based compensation expense	—	—	5	—	—	—	5
Balance at March 31, 2020	2,368,222	$24	$6,441	$46,932	$(330)	$(101)	$52,966

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	785	—	—	785
Other comprehensive loss	—	—	—	—	(298)	—	(298)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	—	—	—	13	13
Divended paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2021	2,450,408	$24	$6,810	$49,607	$244	$(44)	$56,641

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$785	$798
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	—	110
Depreciation and amortization, net	136	99
Deferred income taxes	(17)	(48)
Income on bank owned life insurance	(37)	(37)
Gains on sale of mortgage loans	(65)	(117)
Mortgage loans originated for sale	(1,853)	(4,048)
Mortgage loans sold	2,091	4,165
ESOP Compensation expense	13	12
Stock based compensation expense	139	5
Net gain of extinguishment of debt	(104)	—
Net change in operating assets and liabilities
(Increase)/Decrease in Accrued interest receivable	230	23
Increase/(Decrease) in Accrued interest payable	(27)	(177)
(Increase)/Decrease Other	(608)	154
Net cash provided by operating activities	683	939
Cash flows from investing activities
Purchases of premises and equipment	(69)	(63)
Purchases of securities	(3,000)	(5,888)
Proceeds from maturities, paydowns and calls of securities	806	8,835
Purchases of restricted equity securities	—	(429)
Proceeds from redempton of restricted equity securities	745	—
Gains from sales of foreclosed real estate	1	—
Proceeds from bank owned life insurance benefit	72	—
Loan originations and payments, net	(4,484)	2,507
Net cash provided by (used in) investing activities	(5,929)	4,962
Cash flows from financing activities
Net increase (decrease) in deposits	12,828	4,837
Proceeds from Federal Home Loan Bank advances	—	53,500
Repayment of Federal Home Loan Bank advances	(9,896)	(43,500)
Cash payment of dividends	(857)	(829)
Proceeds from exercise of stock options	(16)	(40)
Net cash provided by (used in) financing activities	2,059	13,968
Net change in cash and cash equivalents	(3,187)	19,869
Cash and cash equivalents at the beginning of quarter	60,361	6,096
Cash ad cash equivalents at end of the quarter	$57,174	$25,965
Supplemental cash flow information
Interest expense	$451	$922
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers for loans to foreclosed assets	—	—
Loans advanced for sales of foreclosed asset or investment property	—	—
Lease liabilities arising from obtaining right of use assets	210	260

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: Cullman Bancorp, Inc., a Maryland corporation (“New Cullman”), was formed to serve as the stock holding company for Cullman Savings Bank (“the Bank”) as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. Upon completion of the conversion, Cullman Savings Bank, MHC and Old Cullman will cease to exist and New Cullman will become the successor corporation to Old Cullman. The conversion will be accomplished be the merger of Cullman Savings Bank, MHC with and into Old Cullman followed by the merger of Old Cullman with and into New Cullman. The shares of New Cullman common stock being offered for sale represent the majority ownership interest in Old Cullman currently owned by Cullman Savings Bank, MHC. In addition, we intend to contribute cash and shares of common stock to a new charitable foundation we are establishing in connection with the conversion. Public stockholders of Old Cullman will receive shares of common stock of New Cullman in exchange for their shares of Old Cullman at an exchange ratio intended to preserve approximately the same aggregate ownership interest in New Cullman as public stockholders had in Old Cullman, adjusted downward to reflect certain assets held by Cullman Savings Bank, MHC, without giving effect to new shares purchased in the offering, cash paid in lieu of any fractional shares or the effect of shares issues to the charitable foundation. The shares of Old Cullman common stock owned by Cullman Savings Bank, MHC will be canceled.  As of March 31, 2021, the conversion had not been completed, and, as of that date, New Cullman had no assets or liabilities, and had not conducted any business other than that of an organizational nature. After the conversion and offering are completed, we will be organized as a fully public stock holding company, with 100% of the common stock being held by the public. Accordingly, the financial statements and other information included in Part I of this Quarterly Report is for Cullman Bancorp, Inc., a federal corporation (“the Bancorp”).

The consolidated financial statements of the Bancorp include the accounts of its wholly owned subsidiary, the Bank, together referred to as “the Company”.  The Company is majority owned (57%) by Cullman Savings Bank, MHC.  These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 8, 2009, the Bank completed its conversion and reorganization from a mutual savings bank into a two-tier mutual holding stock company. In accordance with the plan of reorganization, Cullman Bancorp, Inc. (of which Cullman Savings Bank became a wholly-owned subsidiary) issued and sold shares of capital stock to eligible depositors of Cullman Savings Bank. Cullman Bancorp, Inc.’s common stock began trading on the over-the-counter market under the symbol “CULL” on October 9, 2009.

The shares held by the public represent 43% of the common stock of Cullman Bancorp, Inc. Additionally, the shares contributed to the charitable foundation represent 2%, or 50,255 shares. In 2002, the Board of Directors voted to create a foundation for the purpose of giving back to our community in yet another way. The Cullman Savings Foundation continues to give back to various community projects. Cullman Savings Bank, MHC owns 57% or 1,403,731 shares.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Coronavirus 2019 (COVID-19) Pandemic: On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  In response to the pandemic, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing.  The full impact of the COVID-19 pandemic is unknown and rapidly evolving.  It has caused substantial disruption in international and U.S. economies, markets, and employment.  The COVID-19 pandemic may continue to have a significant adverse impact on certain industries the Bank serves, including restaurants and food services, hotels and retail.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Bank’s loan portfolio.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Bank.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.  See Note 3 – Loans for information regarding the impact of COVID-19 on the Bank’s loan portfolio.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank might be required to meet regulatory reserve and clearing requirements.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, and premises and equipment transactions.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization and accretion of purchase premiums and discounts. Premiums and discounts on securities are amortized and accreted using the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement; and (2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Management defers any material loan fees net of certain direct costs and amortizes these deferred fees or costs into interest income using the level yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured or when it otherwise becomes well secured and in the process of collection.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Cullman County. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Cullman County area.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component consists of the amount of impairment related to loans that have been evaluated on an individual basis, and the general component consists of the amount of impairment related to loans that have been evaluated on a collective basis. Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 12 quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. All loan relationships over $150 graded substandard and doubtful are evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan’s carrying value to the net present value of future cash flows using the loan’s exiting rate or at the fair value of collateral if repayment is expected to solely from the collateral.

All loans graded pass, special mention, substandard and doubtful not specifically evaluated for impairment are collectively evaluated for impairment by portfolio segment. To develop and document a systematic methodology for determining the portion of the allowance for loan losses for loans evaluated collectively, the Company has divided the loan portfolio into six portfolio segments, each with different risk characteristics and methodologies for assessing risk. Those portfolio segments are discussed below:

One-to-four family real estate: One-to-four family residential loans consist primarily of loans secured by first or second liens or mortgages on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of up to 89.9% for owner-occupied one-to-four family homes and up to 80% for non-owner occupied homes. Mortgage title insurance and hazard insurance are normally required.

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which primarily include office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the Company’s market area. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower’s financial condition, and a detailed analysis of the borrower’s underlying cash flows.

Commercial real estate loans are larger than one-to-four family residential loans and involve greater credit risk. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than one-to-four real estate loans. These loans are typically originated in

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts of no more than 85% of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

The Company’s underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

Multi-family real estate: Multi-family real estate loans generally have a maximum term of 20 years and are secured by apartment buildings in the Company’s market area. The interest rates on these loans are generally fixed for an initial period five years. These loans are generally made in amounts of up to 85% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company’s underwriting analysis includes considering the borrower’s expertise and requires verification of the borrower’s credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

Multi-family real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project.

Construction real estate: Construction loans consist of loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family loans. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Construction loans generally are made for relatively short terms. However, to the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%.

Commercial: Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company’s market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Interest rates on these loans are fixed rates. Primarily all of the Company’s commercial loans are secured loans, along with a small amount of unsecured loans. Additionally, Paycheck Protection Program (PPP) loans are also included in Commercial business loans. The Company’s underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment.

Commercial business loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, which makes them of higher risk than one-to-four family residential loans and the collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

Consumer: Consumer loans mainly consist of variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower’s primary residence. Home equity products are limited to 89.99% of the property value less any other mortgages if the first loan is with the Bank. Home equity products in a secondary lien position are limited to 80% of the property value less any superior liens. The Company uses the same underwriting standards for home equity lines-of-credit as it uses for one-to-four family residential mortgage loans. Home equity lines-of-credit provide for an initial draw period of up to ten years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial term, the line may be paid in full or restructured through our then current home equity program. To that extent, most of our consumer loans share approximately the same level of risk as one-to-four family residential mortgages.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at March 31, 2021 and December 31, 2020 because they are not significant.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 43 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from three to 20 years.

Foreclosed Real Estate: Real estate acquired through loan foreclosure is recorded at fair value less cost to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less costs to sell. Valuations are periodically performed and any reductions in fair value result in a write down of the carrying value and a charge to the income statement. Revenues and expenses from operations are recognized in the income statement as earned or incurred.

Restricted Equity Securities: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Service Charges/Non-Interest Income: The company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The principal differences relate to deferred compensation, foreclosed assets, premises and equipment, and the allowance for loan losses. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain officers and directors. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Stock Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at March 31, 2021 and December 31, 2020 were not significant and have not been recorded.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or market conditions could significantly affect the estimates.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Retirement Plans: Employee 401(k)/profit sharing plan expense is the amount of employer contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of services.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.

Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Bancorp or by the Bancorp to shareholders.

RECENT ACCOUNTING PRONOUCEMENTS AND ACCOUNTING CHANGES

The following provides a brief description of accounting standards that could have a material impact to the Bank’s consolidated financial statements upon adoption.

Standard: ASU 2016-13, Measurement of Credit Losses on Financial Instruments

Required Date of Adoption: January 1, 2023

Description: This ASU amends Topic 326, Financial Instruments- Credit Losses to replace the current incurred loss accounting model with a current expected credit loss approach (CECL) for financial instruments measured at amortized cost and other commitments to extend credit. The amendments require entities to consider all available relevant information when estimating current expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts. The resulting allowance for credit losses is to reflect the portion of the amortized cost basis that the entity does not expect to collect. The amendments also eliminate the current accounting model for purchased credit impaired loans and debt securities.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

While the CECL model does not apply to available for sale debt securities, the ASU does require entities to record an allowance when recognizing credit losses for AFS securities, rather than reduce the amortized cost of the securities by direct write-offs. Entities that have loans accounted for under ASC 310-30 (purchase credit impaired loans) at the time of adoption should prospectively apply the guidance in this amendment for purchase credit deteriorated assets.

Effect on the Company’s financial statements or other significant matters: The Company has developed a project plan that results in the adoption of the standard in the fiscal year beginning after December 15, 2022. Key project implementation activities for 2021 and 2020 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. The Bank expects adoption of the standard will result in an overall increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio. The bank will recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. Additionally, there could be decreases in the allowance in certain of our loan portfolios at adoption. The amount of the change in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2021 and December 31, 2020 were as follows:

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government sponsored entities and agencies	$3,000	$—	$—	$3,000
Municipal- taxable	11,077	331	(134)	11,274
Municipal- tax exempt	2,443	28	—	2,471
Residential mortgage-backed, government sponsored enterprise ("GSE")	2,577	51	(2)	2,626
Small Business Administration guaranteed debenture	1,267	35	—	1,302
Total	$20,364	$445	$(136)	$20,673

December 31, 2020
Municipal- taxable	$11,086	$542	$(16)	$11,612
Municipal- tax exempt	2,809	41	—	2,850
Residential mortgage-backed, government sponsored enterprise ("GSE")	2,823	67	—	2,890
Small Business Administration guaranteed debenture	1,471	52	—	1,523
Total	$18,189	$702	$(16)	$18,875

The Company’s mortgage-backed securities are primarily issued by GSEs and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2021	2020
Proceeds	$—	$8,675
Gross gains	—	—
Gross losses	—	—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales or tax expense related to sales of securities in the three months ended March 31, 2021 or the three months ended March 31, 2020.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2021
	Amortized Cost	Estimated Fair Value
Due one year or less	$—	$—
Due from one to five years	2,177	2,218
Due from five to ten years	2,825	2,961
Due after ten years	11,518	11,566
Residential mortgage-backed	2,577	2,626
SBA guaranteed debenture	1,267	1,302
Total	$20,364	$20,673

Carrying amounts of securities pledged to secure public deposits as of March 31, 2021 and December 31, 2020 were $8,772 and $9,169, respectively. At March 31, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal- taxable	$1,762	$(73)	$1,766	$(61)	$3,528	$(134)
Residential MB, GSE	969	(2)	—	—	969	(2)
Total temporarily impaired	$2,731	$(75)	$1,766	$(61)	$4,497	$(136)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal- taxable	$1,816	$(16)	$—	$—	$1,816	$(16)
Total temporarily impaired	$1,816	$(16)	$—	$—	$1,816	$(16)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal Government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

There were six municipal – taxable securities and one mortgage backed security with unrealized losses at March 31, 2021. None of the unrealized losses for these securities have been recognized into net income for the three months ended March 31, 2021 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at March 31, 2021 and December 31, 2020 were as follows:

	2021	2020

Real Estate Loans:
One-to-four family	$116,233	$114,766
Multi-family	4,764	4,867
Commercial	77,914	77,841
Construction	9,356	5,504
Total real estate loans	208,267	202,978

Commercial loans	24,536	25,485

Consumer loans:
Home equity loans and lines of credit	3,743	3,520
Other consumer	2,267	2,347
Total consumer loans	6,010	5,867

Total loans	238,813	234,330

Net deferred loans fees	(183)	(170)

Allowance for loan losses	(2,359)	(2,361)

Loans, net	$236,271	$231,799

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for March 31, 2021, December 31, 2020 and March 31, 2020. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
March 31, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total

Allowance for loan losses:

Beginning balance	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	—	—
Provisions	(21)	(1)	(7)	31	(6)	4	—
Total ending balance	1,279	26	739	68	181	66	2,359

Ending balance attributed to loans:

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,279	26	739	68	181	66	2,359

Total ending allowance balance:	$1,279	$26	$739	$68	$181	$66	$2,359

Loans:

Loans individually evaluated for impairment	$439	$—	$6,117	$—	$1,071	$—	$7,627
Loans collectively evaluated for impairment	115,794	4,764	71,797	9,356	23,465	6,010	231,186

Total ending loans balance	$116,233	$4,764	$77,914	$9,356	$24,536	$6,010	$238,813

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

December 31, 2020	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total

Allowance for loan losses:

Beginning balance	$1,200	$21	$632	$66	$223	$76	$2,218
Charge offs	—	—	—	—	—	(20)	(20)
Recoveries	5	—	—	—	—	6	11
Provisions	95	6	114	(29)	(36)	2	152
Total ending balance	1,300	27	746	37	187	64	2,361

Ending balance attributed to loans:

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,300	27	746	37	187	64	2,361

Total ending allowance balance:	$1,300	$27	$746	$37	$187	$64	$2,361

Loans:

Loans individually evaluated for impairment	$439	$—	$6,561	$—	$1,191	$—	$8,191
Loans collectively evaluated for impairment	114,327	4,867	71,280	5,504	24,294	5,867	226,139

Total ending loans balance	$114,766	$4,867	$77,841	$5,504	$25,485	$5,867	$234,330

	Real Estate
March 31, 2020	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total

Allowance for loan losses:

Beginning balance	$1,200	$21	$632	$66	$223	$76	$2,218
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	80	1	21	5	8	(5)	110
Total ending balance	1,280	22	653	71	231	71	2,328

Ending balance attributed to loans:

Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,280	22	653	71	231	71	2,328

Total ending allowance balance:	$1,280	$22	$653	$71	$231	$71	$2,328

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables presents loans individually evaluated for impairment by portfolio class at March 31, 2021 and December 31, 2020 and the respective average balances of impaired loans and interest income recognized for the three months ended March 31, 2021 and 2020:

	March 31, 2021			December 31, 2020
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$467	$439	$—	$468	$439	$—
Multi-family	—	—	—	—	—	—
Commercial	6,117	6,117	—	6,561	6,561	—
Construction	—	—	—	—	—	—
Commercial	1,071	1,071	—	1,191	1,191	—
Consumer:	—	—	—	—	—	—

Total	$7,655	$7,627	$—	$8,220	$8,191	$—

	Three Months ended March 31, 2021		Three Months ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$439	$5	$423	$3
Multi-family	—	—	—	—
Commercial	6,339	94	2,556	46
Commercial loans:	1,096	18	745	9
Consumer loans:	—	—	—	—

Total	$7,874	$117	$3,724	$58

There were no loans individually evaluated for impairment with recorded allowance for the three months ending March 31, 2021 and 2020. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at March 31, 2021 and December 31, 2020 by portfolio class of loans:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$2,581	$216	$—	$2,797	$113,436	$116,233
Multi-family	—	—	—	—	4,764	4,764
Commercial	—	—	—	—	77,914	77,914
Construction	—	—	—	—	9,356	9,356
Total real estate loans	2,581	216	—	2,797	205,470	208,267

Commercial	49	20	—	69	24,467	24,536

Consumer loans:
Home equity loans and lines of credit	—	—	—	—	3,743	3,743
Other consumer loans	1	—	—	1	2,266	2,267

Total	$2,631	$236	$—	$2,867	$235,946	$238,813

December 31, 2020	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,723	$370	$104	$2,197	$112,569	$114,766
Multi-family	—	—	—	—	4,867	4,867
Commercial	437	—	—	437	77,404	77,841
Construction	—	—	—	—	5,504	5,504
Total real estate loans	2,160	370	104	2,634	200,344	202,978

Commercial	8	—	—	8	25,477	25,485

Consumer loans:
Home equity loans and lines of credit	—	33	—	33	3,487	3,520
Other consumer loans	2	—	—	2	2,345	2,347

Total	$2,170	$403	$104	$2,677	$231,653	$234,330

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a 1-4 family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

were past due 90 days or more were accruing interest as of March 31, 2021 due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of March 31, 2021 and December 31, 2020:

	2021	2020
Real estate loans:
One-to-four family	$17	$18
Commercial real estate	—	—
Construction	—	—
Total real estate loans	17	18

Commercial loans:	—	—

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total loans	$17	$18

Troubled Debt Restructurings:

Troubled debt restructurings at March 31, 2021 and December 31, 2020 were $5,814 and $2,336, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at March 31, 2021 and December 31, 2020. The Company has committed no additional amounts at March 31, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

There was one borrower's commercial real estate loans that were modified as troubled debt restructurings that occurred during the three months ended March 31, 2021. This loan was re-amortized over the original term of the loan. There were no loans modified as troubled debt restructurings that occurred during the year December 31, 2020. The troubled debt restructurings resulted in no charge-offs during the three months ended March 31, 2021 or the year ended December 31, 2020.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the three months ended March 31, 2021 or the year ended December 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2020, we originated $9,800 of small business loans under the Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. During the quarter ended March 31, 2021, we originated $2,800 of PPP loans. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $3,300 and $5,100 at March 31, 2021 and December 31, 2020, respectively. These loans are included in the commercial loans.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest deferral. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. During the year ended December 31, 2020, the Company modified 61 loans with outstanding balances of $17,732. As of March 31, 2021, there is only one loan still on deferral with an outstanding balance of $2,684.

Credit Quality Indicators:

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management’s assessment of the ability of borrowers to service their debts. The analysis is performed on a quarterly basis.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The Company uses the following definitions for loan grades:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogenous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis.

At March 31, 2021 and December 31, 2020, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2021
Real estate loans:
One-to-four family	$115,533	$—	$700	$—	$116,233
Multi-family	4,764	—	—	—	4,764
Commercial	71,797	—	6,117	—	77,914
Construction	9,356	—	—	—	9,356
Total real estate loans	201,450	—	6,817	—	208,267

Commercial	23,298	110	1,128	—	24,536

Consumer loans:
Home equity loans and lines of credit	3,743	—	—	—	3,743
Other consumer loans	2,267	—	—	—	2,267

Total	$230,758	$110	$7,945	$—	$238,813

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Real estate loans:
One-to-four family	$114,139	$—	$627	$—	$114,766
Multi-family	4,867	—	—	—	4,867
Commercial	71,280	—	6,561	—	77,841
Construction	5,504	—	—	—	5,504
Total real estate loans	195,790	—	7,188	—	202,978

Commercial	24,122	112	1,251	—	25,485

Consumer loans:
Home equity loans and lines of credit	3,520	—	—	—	3,520
Other consumer loans	2,347	—	—	—	2,347

Total	$225,779	$112	$8,439	$—	$234,330

The one remaining modified loan under the CARES Act is classified substandard as of March 31, 2021 and December 31, 2020.

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2021 and December 31, 2020 were as follows:

	2021	2020
Land	$1,365	$1,365
Buildings and improvements	13,651	13,624
Furniture, fixtures and equipment	2,202	2,160
	17,218	17,149
Less: Accumulated depreciation	(8,678)	(8,573)
	$8,540	$8,576

Depreciation expense for the three months ended March 31, 2021 was $105. Depreciation expense for the year ended December 31,2020 was $419.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250 at March 31, 2021 and December 31, 2020 were $36,658 and $35,110, respectively. Scheduled maturities of time deposits at March 31, 2021 for the next five years were as follows:

2022	$49,723
2023	21,507
2024	3,362
2025	8,776
2026	3,204

At March 31, 2021 and 2020, overdraft demand and savings deposits reclassified to loans totaled $50 and $156, respectively.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At period-end, advances from the Federal Home Loan Bank were as follows:

	March 31, 2021	December 31, 2020
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.73%	$43,500	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.74%	—	53,500
Total	$43,500	$53,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The average rate of 1.73% is a blended rate, which includes prepayment penalties when the Company refinanced $46,500 of the advances. Additionally, the bank prepaid $10,000 in March of 2021 and recognized a gain of $104. The advances were collateralized by $94,630 and $89,780 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at March 31, 2021 and December 31, 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $66,202 at March 31,2021.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT (Continued)

Payments over the next five years are as follows:

2022	$—
2023	—
2024	5,000
2025	8,500
2026	15,000
Thereafter	15,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at March 31, 2021 and December 31, 2020. There were no amounts outstanding as of March 31, 2021 or December 31, 2020.

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

The Company created an Employee Stock Ownership Plan (ESOP) in October 2009. The ESOP borrowed from the Company to purchase 98,500 shares of the Company’s common stock at $10 during 2009. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

During 2017, the Company performed a plan to plan transfer, where the Company Stock held by the employees in the profit-sharing plan was transferred to the employees’ ESOP plans. This resulted in 140,972 shares being transferred into the Allocated to participants section.

Participants receive the shares at the end of employment. A participant may require stock received to be repurchased unless the stock is traded on an established market.

The ESOP compensation expense for the three months ended March 31, 2021 and 2020 were $37 and $85, respectively. At March 31, there were 5,652 shares not yet released having an aggregate market value based on the annual ESOP valuation of approximately $158.

NOTE 8 – STOCK BASED COMPENSATION

In December of 2010, the stockholders approved the Cullman Bancorp, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 172,373 shares of the Company’s common stock, with no more than 49,249 of shares as restricted stock awards and 123,124 as stock

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five-year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2021 there were no shares available for future grants under this plan.

In May of 2020, the stockholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company’s common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On August 18, 2020, the compensation committee of the board of directors approved the issuance of 120,000 options to purchase Company stock and 80,000 shares of restricted stock. Stock options and restricted stock vest over a five-year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At March 31, 2021, there were no shares available for future grants under this plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended March 31, 2021:

Options		Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding 1/1/21	122,290	$27.67	9.81
Granted	—	—	—
Exercised	(2,290)	10.30
Forfeited	—			—
Outstanding 3/31/21	120,000	$28.00	9.38	$210

(1)         Based on last trade of $22.00 per share as of December 31, 2020 and $29.75 per share as of March 31, 2021. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were no options that vested during quarter ended March 31, 2021. Stock based compensation expense for stock options for the quarter ended March 31, 2021 was $27, in relation to the 120,000 options awarded in 2020. Unrecognized compensation cost related to nonvested stock options at December 31, 2020 was $468 and is expected to be recognized over 4.33 years.

The following table summarizes non-vested restricted stock activity for the quarter ended March 31, 2021:

March 31, 2021
Balance – beginning of period	80,000
Granted	—
Vested	—
Balance – end of period	80,000

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Vesting Period (years)	Fair Value
August 2020	80,000	5	$28

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

For the three months ended March 31, 2021, stock-based compensation expense for restricted stock included in non-interest expense was $112. Unrecognized compensation expense for nonvested restricted stock awards was $1,941 and is expected to be recognized over 4.33 years.

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective January 1, 2020 and was elected by the Bank as of December 31, 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the CARES Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implements pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2021 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at March 31, 2021 and December 31, 2020 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
March 31, 2021
Tier 1 (Core) Capital to average total assets	51,916	15.68%	28,146	8.50%
December 31, 2020
Tier 1 (Core) Capital to average total assets	50,690	15.49%	26,180	8.00%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2020, the Bank could, without prior approval from its regulators, declare dividends of approximately $5,442 plus any 2021 net profits retained to the date of the dividend declaration.

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability; or generated from model-based techniques that use at least one significant assumption not observable in the market. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The Company’s taxable municipal investment securities’ fair values are determined based on a discounted cash flow analysis prepared by an independent third party.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate. appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed Real Estate: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

For appraisals where the value is $100 or above for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. In accordance to company policy, if the Company holds the property for over two years, an updated appraisal would be obtained in order to determine if the fair value amount should be adjusted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial assets:
US government sponsored entities and agencies	$—	$3,000	$—
Municipal- Taxable	—	11,274	—
Municipal- Tax exempt	—	2,471	—
Residential MB, GSE	—	2,626	—
SBA guaranteed debenture	$—	$1,302	$—

Total AFS	$—	$20,673	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
U.S Government entities	$—	$—	$—
Municipal- Taxable	—	11,612	—
Municipal- Tax exempt	—	2,850	—
Residential MB, GSE	—	2,890	—
SBA guaranteed debenture	$—	$1,523	$—

Total AFS	$—	$18,875	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

Municipals-Taxable
2020

Beginning Balance of recurring Level 3 assets	$1,734
Redemption	(1,734)
Unrealized gain	—
Ending Balance of recurring Level 3 assets	$—

There were no transfers between levels during 2021 or 2020.

Our state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Company’s taxable municipal securities are discount rates and credit spreads that the market would require for taxable municipal securities with similar maturities and risk characteristics. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2021	December 31, 2020
Impaired loans:
RE loans:
One-to four family	$439	$439

Foreclosed real esate:
One-to four family	$—	$108
Commerical	326	326

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 for the valuation technique, we used appraisals. For the significant unobservable input, we used appraisal discounts and the weighted average input of 15-20% was used. This is for the period ended March 31, 2021 and December 31, 2020.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at March 31, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at March 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$57,174	$57,174	$—	$—	$57,174
Securities available for sale	20,673	—	20,673	—	20,673
Loans held for sale	—	—	—	—	—
Loan, net	236,271	—	—	240,921	240,921
Accrued interest receivable	771	—	104	667	771

Financial liabilities:
Deposits	$229,791	$156,224	$76,330	$—	$232,554
Federal Home Loan Bank advances	43,500	—	44,103	—	44,103
Accrued interest payable	73	3	70	—	73

The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred. Fair value of debt is based on current rates for similar financing. The fair value of off-balance sheet items is not considered to be material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended March 31,
	2021	2020
Earnings per share
Net Income	$785	$798
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	2	—
Net earnings allocated to common stock	787	798
Weighted common shares outstanding including participating securities	2,370,408	2,370,578
Less: Participating securities	(80,000)	(856)
Less: Average unearned ESOP shares	(5,653)	(11,305)
Weighted average shares	2,284,755	2,358,417
Basic earnings per share	$0.34	$0.34
Net earnings allocated to common stock	787	798
Weighted average shares	2,284,755	2,358,417
Add: dilutive effects of assumed exercises of stock options	8,311	2,355
Average shares and dilutive potential common shares	2,293,066	2,360,772
Dilutive earnings per share	$0.34	$0.34

Stock options for 120,000 shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

(Continued)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” “continue” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the asset quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. You should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
conditions relating to the COVID-19 pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
•
general economic conditions, either nationally or in our market areas, that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
•
our ability to access cost-effective funding;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategies;
•
competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
the inability of third-party providers to perform as expected;
•
a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;
•
our ability to enter new markets successfully and capitalize on growth opportunities;
•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total assets increased $2.7 million, or 0.8%, to $334.1 million at March 31, 2021 from $331.4 million at December 31, 2020. The increase was due to increases in loans and securities, partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $3.2 million, or 5.3%, to $57.2 million at March 31, 2021 from $60.4 million at December 31, 2020. The decrease was due to our using excess cash to originate loans, purchase securities and reduce borrowings. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Gross loans held for investment increased $4.5 million, or 1.9%, to $238.8 million at March 31, 2021 from $234.3 million at December 31, 2020. The increase was primarily due to an increase in construction loans, which increased $3.9 million, or 70.0%, to $9.4 million at March 31, 2021 from $5.5 million at December 31, 2020. The increase was partially offset by a decrease in PPP loans of $1.8 million, or 36.5%, as such loans continue to be repaid.

Securities available for sale increased $1.8 million, or 9.5%, to $20.7 million at March 31, 2021 from $18.9 million at December 31, 2020. We used a portion of the excess cash we received from deposits during the quarter ended March 31, 2021 to invest in securities.

Total deposits increased $12.8 million, or 5.9%, to $229.8 million at March 31, 2021 from $217.0 million at December 31, 2020. We experienced increases in regular savings and other deposits of $5.8 million, or 13.9%, to $47.2 million at March 31, 2021 from $41.4 million at December 31, 2020, and in interest-bearing demand deposits of $4.6 million, or 6.6%, to $74.4 million at March 31, 2021 from $69.8 million at December 31, 2020. The increases reflected customers depositing stimulus funds.

Borrowings decreased $10.0 million, or 18.7%, to $43.5 million of borrowings at March 31, 2021, from $53.5 million at December 31, 2020. We used a portion of the excess cash we received from deposits during the quarter ended March 31, 2021 to decrease our borrowings, and recognized a gain of $104,000 for repaying $10.0 million of borrowings.

Stockholders’ equity decreased $234,000, or 0.4%, to $56.6 million at March 31, 2021 from $56.9 million at December 31, 2020. The decrease was due to a decrease in accumulated other income (unrealized gains on securities available for sale) of $298,000 for the three months ended March 31, 2021, partially offset by net income of $785,000 for the three months ended March 31, 2021.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $182,000 and $32,000 for the three months ended March 31, 2021 and 2020, respectively. Loan balances exclude loans held for sale.

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$229,680	$3,009	5.24%	$250,450	$3,335	5.33%
PPP loans	3,894	178	18.26%	—	—	0.00%
Securities	18,874	107	2.27%	22,680	167	2.93%
Federal Home Loan Bank stock	2,425	24	3.92%	2,588	36	5.64%

Federal funds sold	59,134	11	0.07%	9,556	21	0.88%
Total interest-earning assets	314,007	3,329	4.24%	285,274	3,559	4.99%
Noninterest-earning assets	12,954			17,225
Total assets	$326,961			$302,499

Interest-bearing liabilities:
Interest-bearing demand deposits	$68,994	22	0.13%	$50,542	39	0.31%
Regular savings and other deposits	43,713	20	0.19%	31,493	25	0.32%
Money market deposits	5,095	2	0.16%	4,086	5	0.49%
Certificates of deposit	86,052	260	1.21%	94,382	413	1.75%
Total interest-bearing deposits	203,854	304	0.60%	180,503	482	1.07%
Federal Home Loan Bank advances and other borrowings	51,611	224	1.74%	54,687	263	1.93%
Total interest-bearing liabilities	255,465	528	0.83%	235,190	745	1.27%
Noninterest-bearing demand deposits	12,495			8,248
Other noninterest-bearing liabilities	3,683			6,511
Total liabilities	271,643			249,949
Total shareholders’ equity	55,318			52,550
Total liabilities and shareholders’ equity	326,961			302,499
Net interest income		2,801			2,814
Net interest rate spread (1)			3.41%			3.72%
Net interest-earning assets (2)	58,542			50,084
Net interest margin (3)			3.57%			3.94%
Average interest-earning assets to interest-bearing liabilities	1.23x			1.21x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and 2020

General. Net income was $785,000 for the three months ended March 31, 2021, compared to $798,000 for the three months ended March 31, 2020. We experienced an increase in non-interest expense and a decrease in interest income, partially offset by a decrease in interest expense, with the changes in interest income and interest expense primarily due to changes in market interest rates.

Interest Income. Interest income decreased $230,000, or 6.5%, to $3.3 million for the three months ended March 31, 2021 from $3.6 million for the three months ended March 31, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans decreased $506,000, or 15.2%, to $2.8 million for the three months ended March 31, 2021 from $3.3 million for the three months ended March 31, 2020. Our average balance of loans (excluding PPP loans) decreased $20.8 million, or 8.3%, to $229.7 million for the three months ended March 31, 2021 from $250.5 million for the three months ended March 31, 2020. The decrease is due to our decisions to continue to sell longer-term, fixed-rate loans as part of our efforts to manage interest rate risk and allow loan refinancings to run off in the current interest rate environment, and also due to commercial lending slowing due to the COVID-19 pandemic. Our weighted average yield on loans (excluding PPP loans) decreased 40 basis points to 4.93% for the three months ended March 31, 2021 compared to 5.33% for the three months ended March 31, 2020, reflecting decreases in market interest rates. We recognized $178,000 of interest income on PPP loans during the three months ended March 31, 2021, compared to no such income during the three months ended March 31, 2020. Approximately, $302,000 of the $138,000 was due to accelerate recognition of income from prepayment of the PPP loans. As of March 31, 2021, we had an additional $300,000 of interest and fee income on PPP loans to be recognized in future periods.

Interest Expense. Interest expense decreased $217,000, or 29.1%, to $528,000 for the three months ended March 31, 2021 compared to $745,000 for the three months ended March 31, 2020, due to decreases in interest expense on deposits and borrowings.

Interest expense on deposits decreased $178,000, or 36.9%, to $304,000 for the three months ended March 31, 2021 compared to $482,000 for the three months ended March 31, 2020. The decrease was due primarily to a decrease in interest expense on certificates of deposit, which decreased $153,000, or 37.0%, to $260,000 for the three months ended March 31, 2021 from $413,000 for the three months ended March 31, 2020. We experienced decreases in both the average balance of certificates of deposit ($8.3 million, or 8.8%), and rates paid on certificates of deposit (54 basis points, to 1.21%). We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates.

Interest expense on borrowings decreased $39,000, or 14.83%, to $224,000 for the three months ended March 31, 2021 compared to $263,000 for the three months ended March 31, 2020. The average rate we paid on borrowings decreased 19 basis points to 1.74% for the three months ended March 31, 2021 compared to 1.93% for the three months ended March 31, 2020, reflecting decreases in market interest rates. In addition, the average balance of borrowings decreased $3.1 million, or 5.6%, to $51.6 million for the three months ended March 31, 2021 compared to $54.7 million for the three months ended March 31, 2020.

Net Interest Income. Net interest income decreased $13,000, or 0.5%, to $2.801 million for the three months ended March 31, 2021 from $2.814 million for the three months ended March 31, 2020. Our interest rate spread decreased 31 basis points to 3.41% for the three months ended March 31, 2021, compared to 3.72% for the three months ended March 31, 2020, while our net interest margin decreased 37 basis points to 3.57% for the three months ended March 31, 2021 compared to 3.94% for the three months ended March 31, 2020.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

After an evaluation of these factors, we recorded no provision for loan losses for the three months ended March 31, 2021 compared to a provision for loan losses of $110,000 for the three months ended March 31, 2020. Our allowance for loan losses was $2.4 million at March 31, 2021 compared to $2.4 million at December 31, 2020 and $2.3 million at March 31, 2020. The ratio of our allowance for loan losses to total loans was 0.99% at March 31, 2021 compared to 1.01% at December 31, 2020 and 0.93% at March 31, 2020, while the allowance for loan losses to non-performing loans was 1,012.45% at March 31, 2021 compared to 1,935.25% at December 31, 2020 and 520.85% at March 31, 2020. We had $2,000 of charge-offs for the three months ended March 31, 2021 compared to no charge-offs or recoveries during the three months ended March 31, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2021.  However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $86,000 to $466,000 for the three months ended March 31, 2021 from $380,000 for the three months ended March 31, 2020. We decreased our borrowings, and recognized a gain of $104,000 for repaying $10.0 million of borrowings during the three months ended March 31, 2021. Additionally, gain on sale of mortgage loans decreased $52,000, or 44.4%, as we sold $2.0 million of mortgage loans during the three months ended March 31, 2021 compared to $4.0 million of such sales during the three months ended March 31, 2020.

Non-interest Expense. Non-interest expense increased $186,000, or 8.9%, to $2.3 million for the three months ended March 31, 2021 compared to $2.1 million for the three months ended March 31, 2020. The increase was primarily due to an increase in salaries and employee benefits expense of $152,000, or 10.6%, to $1.6 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020, due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.

Income Tax Expense. We recognized income tax expense of $216,000 and $206,000 for the three months ended March 31, 2021 and 2020, respectively, resulting in effective rates of 21.6% and 20.5%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2021 and December 31, 2020, we had a $98.9 million and a $97.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $43.5 million and $53.5 million outstanding as of those dates, respectively. In addition, at March 31, 2021, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at March 31, 2021.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $787 and $719 for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $(5,929) and $5,182 for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $1,955 and $13,968 for the three months ended March 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2021, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at March 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity will be adversely affected following the offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2021, we had outstanding commitments to originate loans of $26.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from March 31, 2021 totaled $49.7 million. Management expects that a substantial portion of the maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description
31.1	Certification of John A. Riley, III, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Katrina I. Stephens, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32

Certification of John A. Riley, III, Chairman of the Board, President and Chief Executive Officer, and Katrina I. Stephens, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2021, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CULLMAN BANCORP INC.
(Registrant)

Date: June 25, 2021	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: June 25, 2021	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer