Form 10-Q
period 2021-06-30
Cullman Bancorp, Inc. /MD/
filed 2021-08-13
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from               to

Commission File Number 001-40607

CULLMAN BANCORP, INC.

(Exact Name of Registrant as Specified in Charter)

Maryland	61-1990996
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

316 Second Avenue, SW, Cullman, Alabama	35055
(Address of Principal Executive Offices)	(Zip Code)

(256) 734-1740

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, per value $0.01 per share	CULL	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes ☒  No ☐ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,405,893 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 13, 2021.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

(All amounts in thousands, except share and per share data)

	June 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Interest Bearing Cash and cash equivalents	$485	$148
Non-interest Bearing Cash and cash equivalents	1,504	2,988
Federal funds sold	91,200	57,225
Total cash and cash equivalents	93,189	60,361
Securities available for sale	19,701	18,875
Loans, net of allowance of $2,387 and $2,361 respectively	242,861	231,799
Loans held for sale	403	173
Premises and equipment, net	8,748	8,576
Foreclosed real estate	326	434
Accrued interest receivable	727	1,001
Restricted equity securities	1,421	2,541
Bank owned life insurance	5,659	5,657
Deferred Tax asset, net	985	854
Other assets	2,182	1,125

Total assets	$376,202	$331,396

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$59,677	$14,375
Interest bearing	220,717	202,588

Total deposits	280,394	216,963

Federal Home Loan Bank advances	33,500	53,500
Accrued interest payable	78	100
Other liabilities	4,427	3,958
Total liabilities	318,399	274,521

Shareholders' equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 2,450,408 and 2,449,919 shares outstanding at June 30, 2021 and December 31, 2020	24	24
Additional paid-in capital	6,949	6,687
Retained earnings	50,454	49,679
Accumulated other comprehensive income	408	542
Unearned ESOP shares, at cost	(32)	(57)

Total shareholders' equity	57,803	56,875

Total liabilities and shareholders' equity	$376,202	$331,396

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Unaudited)

Three and six months ended June 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$3,240	$3,343	$6,426	$6,678
Non taxable securities	98	115	189	263
Securities	12	18	28	37
FHLB dividends	22	36	46	72
Federal funds sold and other	12	6	23	27
Total interest income	3,384	3,518	6,712	7,077
Interest expense:
Deposits	284	450	588	932
Federal Home Loan Bank advances and other borrowings	170	259	394	522
Total interest expense	454	709	982	1,454
Net interest income	2,930	2,809	5,730	5,623
Provision for loan losses	25	42	25	152
Net interest income after provision for loan losses	2,905	2,767	5,705	5,471
Noninterest income:
Service charges on deposit accounts	200	149	389	348
Income on bank owned life insurance	38	38	75	75
Gain on sales of mortgage loans	56	122	122	239
Net gain on sale of foreclosed real estate	7	—	8	—
Other	45	22	218	50
Total noninterest income	346	331	812	712
Noninterest expense:
Salaries and employee benefits	1,471	1,336	3,064	2,777
Occupancy and equipment	212	181	415	377
Data processing	171	138	347	292
Professional and supervisory fees	104	121	214	235
Office expense	54	49	112	101
Advertising	45	(1)	62	38
FDIC deposit insurance	21	(3)	42	(3)
Other	105	62	193	147
Total noninterest expense	2,183	1,883	4,449	3,964
Income before income taxes	1,068	1,215	2,068	2,219
Income tax expense	221	269	436	475
Net income	$847	$946	$1,632	$1,744
Earnings per share:	$0.37	$0.40	$0.70	$0.74
Basic
Dilutive	$0.37	$0.40	$0.70	$0.74

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three and six months ended June 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income	$847	$946	$1,632	$1,744

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	207	867	(170)	394
Less income tax effect	(43)	(182)	36	(83)
Other comprehensive income (loss)	164	685	(134)	311

Comprehensive income	$1,011	$1,631	$1,498	$2,055

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and six months ended June 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at April 1, 2021	2,450,408	$24	$6,810	$49,607	$244	$(44)	$56,641
Net income	—	—	—	847	—	—	847
Other comprehensive loss	—	—	—	—	164	—	164
Net settlement of common stock options exercised	—	—	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—
ESOP shares earned	—	—	—	—	—	12	12
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at June 30, 2021	2,450,408	$24	$6,949	$50,454	$408	$(32)	$57,803

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	1,632	—	—	1,632
Other comprehensive loss	—	—	—	—	(134)	—	(134)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
Share repurchase	—	—	—	—	—	—	—
ESOP shares earned	—	—	—	—	—	25	25
Dividend paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	278	—	—	—	278
Balance at June 30, 2021	2,450,408	$24	$6,949	$50,454	$408	$(32)	$57,803

Balance at April 1, 2020	2,368,222	$24	$6,441	$46,932	$(330)	$(101)	$52,966
Net income	—	—	—	946	—	—	946
Other comprehensive loss	—	—	—	—	685	—	685
Net settlement of common stock options exercised	(2,825)	—	(50)	—	—	—	(50)
Share repurchase	(659)	—	(21)	—	—	—	(21)
ESOP shares earned	—	—	—	—	—	13	13
Stock-based compensation expense	—	—	5	—	—	—	5
Balance at June 30, 2020	2,364,738	$24	$6,375	$47,878	$355	$(88)	$54,544

Balance at January 1, 2020	2,370,578	$24	$6,476	$46,964	$44	$(113)	$53,395
Net income	—	—	—	1,744	—	—	1,744
Other comprehensive loss	—	—	—	—	311	—	311
Net settlement of common stock options exercised	(5,181)	—	(90)	—	—	—	(90)
Share repurchase	(659)	—	(21)	—	—	—	(21)
ESOP shares earned	—	—	—	—	—	25	25
Dividend paid	—	—	—	(830)	—	—	(830)
				—			—
Stock-based compensation expense	—	—	10	—	—	—	10
Balance at June 30, 2020	2,364,738	$24	$6,375	$47,878	$355	$(88)	$54,544

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2021	2020
Cash flows from operating activities
Net income	$1,632	$1,744
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	25	152
Depreciation and amortization, net	213	220
Deferred income taxes	(95)	(81)
Gains from sales and impairment of foreclosed real estate	(7)	—
Net gain on extinguishment of debt	(84)	—
Losses on disposals of fixed assets	1	3
Income on bank owned life insurance	(75)	(75)
Gains on sale of mortgage loans	(122)	(239)
Mortgage loans originated for sale	(4,077)	(9,053)
Mortgage loans sold	3,969	8,820
ESOP Compensation expense	25	25
Stock based compensation expense	278	10
Net change in operating assets and liabilities
(Increase)/decrease in Accrued interest receivable	274	(22)
(Decrease) in Accrued interest payable	(22)	(162)
(Increase)/decrease Other	(590)	674
Net cash provided by operating activities	1,345	2,016
Cash flows from investing activities
Net purchases of premises and equipment	(344)	(90)
Purchases of securities	(3,000)	(7,827)
Proceeds from maturities, prepayments and calls of securities	1,962	11,661
Proceeds from sales of foreclosed real estate	116	—
Redemption/(Purchases) of restricted equity securities	1,120	(429)
Redemption of bank owned life insurance	73	—
Loan originations and payments, net	(11,087)	1,435
Net cash provided by (used in) investing activities	(11,160)	4,750
Cash flows from financing activities
Net increase in deposits	63,432	20,759
Proceeds from Federal Home Loan Bank advances	—	53,500
Repayment of Federal Home Loan Bank advances	(19,916)	(43,500)
Cash payment of dividends	(857)	(830)
Payments from share repurchases	—	(21)
Net cash settlement of stock options exercised	(16)	(90)
Net cash provided by (used in) financing activities	42,643	29,818
Net change in cash and cash equivalents	32,828	36,584
Cash and cash equivalents at the beginning of period	60,361	6,096
Cash and cash equivalents at end of the period	$93,189	$42,680
Supplemental cash flow information
Interest expense	$1,004	$1,616
Income taxes paid	358	—

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Cullman Bancorp, Inc. (“the Bancorp”) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (“the Bank”), together referred to as “the Company”.  The Company is majority owned (57%) by Cullman Savings Bank, MHC.  These financial statements do not include the transactions and balances of Cullman Savings Bank, MHC.

The shares held by the public represent 43% of the common stock of the Bancorp. Additionally, the shares contributed to the charitable foundation represent 2%, or 50,255 shares. In 2002, the Board of Directors voted to create a foundation for the purpose of giving back to our community in yet another way. The Cullman Savings Foundation continues to give back to various community projects. Cullman Savings Bank, MHC owns 57% or 1,403,731 shares.

Subsequent Event:  Effective July 15, 2021, Cullman Bancorp, Inc., a Maryland corporation (“New Cullman”), became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and the Bancorp ceased to exist and New Cullman has become the successor corporation to the Bancorp. The shares of New Cullman common stock offered for sale represented the majority ownership interest in the Bancorp currently owned by Cullman Savings Bank, MHC. In addition, we contributed cash and shares of common stock to a new charitable foundation we established in connection with the conversion. Public stockholders of the Bancorp received shares of common stock of New Cullman in exchange for their shares of the Bancorp at an exchange ratio intended to preserve approximately the same aggregate ownership interest in New Cullman as public stockholders had in the Bancorp, adjusted downward to reflect certain assets held by Cullman Savings Bank, MHC, without giving effect to new shares purchased in the offering, cash paid in lieu of any fractional shares or the effect of shares issues to the charitable foundation. The shares of the Bancorp common stock owned by Cullman Savings Bank, MHC have been canceled.

As of June 30, 2021, the conversion had not been completed, and, as of that date, New Cullman had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Funds submitted to purchase stock caused increases in fed funds and deposits, total assets and total liabilities. The amount of deposits held related to the stock orders was $43,746 as of June 30, 2021.

Because the conversion was effective after June 30, 2021, consolidated financial information is presented for the Bancorp.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Risk and Uncertainties: On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  In response to the pandemic, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing.  The full impact of the COVID-19 pandemic is unknown and rapidly evolving.  It has caused substantial disruption in international and U.S. economies, markets, and employment.  The COVID-19 pandemic may continue to have a significant adverse impact on certain industries the Bank serves, including restaurants and food services, hotels and retail.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2021 and December 31, 2020 were as follows:

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$—	$3,000
Municipal- taxable	11,067	455	(61)	11,461
Municipal- tax exempt	1,740	42	—	1,782
Residential MB, GSE	2,112	44	(3)	2,153
SBA guaranteed debenture	1,267	38	—	1,305
Total	$19,186	$579	$(64)	$19,701

December 31, 2020
Municipal- taxable	$11,086	$542	$(16)	$11,612
Municipal- tax exempt	2,809	41	—	2,850
Residential MB, GSE	2,823	67	—	2,890
SBA guaranteed debenture	1,471	52	—	1,523
Total	$18,189	$702	$(16)	$18,875

The Company’s mortgage-backed securities are primarily issued by GSEs and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2021	2020
Proceeds	$705	$8,675
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities in the six months ended June 30, 2021 or the six months ended June 30, 2020.

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

	June 30, 2021
	Amortized Cost	Estimated Fair Value
Due one year or less	$—	$—
Due from one to five years	1,474	1,515
Due from five to ten years	2,824	2,975
Due after ten years	11,509	11,753
Residential mortgage-backed	2,112	2,153
SBA guaranteed debenture	1,267	1,305
Total	$19,186	$19,701

Carrying amounts of securities pledged to secure public deposits as of June 30, 2021 and December 31, 2020 were $9,347 and $9,169, respectively. At June 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal- taxable	$1,407	$(30)	$1,790	$(31)	$3,197	$(61)
Residential MB, GSE	702	(3)	—	—	702	(3)
Total temporarily impaired	$2,109	$(33)	$1,790	$(31)	$3,899	$(64)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal- taxable	$1,816	$(16)	$—	$—	$1,816	$(16)
Total temporarily impaired	$1,816	$(16)	$—	$—	$1,816	$(16)

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

There were six municipal – taxable securities and one mortgage backed security with unrealized losses at June 30, 2021. None of the unrealized losses for these securities have been recognized into net income for the six months ended June 30, 2021 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at June 30, 2021 and December 31, 2020 were as follows:

	2021	2020

Real Estate Loans:
One-to-four family	$120,132	$114,766
Multi-family	4,006	4,867
Commercial	77,964	77,841
Construction	12,028	5,504
Total real estate loans	214,130	202,978

Commercial loans	24,597	25,485

Consumer loans:
Home equity loans and lines of credit	3,481	3,520
Other consumer	3,256	2,347
Total consumer loans	6,737	5,867

Total loans	245,464	234,330

Net deferred loans fees	(216)	(170)

Allowance for loan losses	(2,387)	(2,361)

Loans, net	$242,861	$231,799

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending, June 30, 2021, December 31, 2020 and June 30, 2020. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended June 30, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2021	$1,279	$26	$739	$68	$181	$66	$2,359
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	3
Provisions	35	(6)	(12)	16	(13)	5	25
Total ending balance June 30, 2021	$1,314	$20	$727	$84	$168	$74	$2,387
Six Months Ended June 30, 2021
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	3	3
Provisions	14	(7)	(19)	47	(19)	9	25
Total ending balance June 30, 2021	$1,314	$20	$727	$84	$168	$74	$2,387

	Real Estate
Three Months Ended June 30, 2020	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2020	$1,280	$22	$653	$71	$231	$71	$2,328
Charge offs	—	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	—	—	—
Provisions	(49)	2	26	8	35	20	42
Total ending balance June 30, 2020	$1,231	$24	$679	$79	$266	$71	$2,350
Six Months Ended June 30, 2020
Beginning balance January 1, 2020	$1,200	$21	$632	$66	$223	$76	$2,218
Charge offs	—	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	—	—	—
Provisions	31	3	47	13	43	15	152
Total ending balance June 30, 2020	$1,231	$24	$679	$79	$266	$71	$2,350

The following tables provides the amount of the allowance for credit losses by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the periods ending, June 30, 2021 and December 31, 2020.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Ending balance attributed to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,314	20	727	84	168	74	2,387
Total ending allowance balance June 30, 2021:	$1,314	$20	$727	$84	$168	$74	$2,387

Ending balance attributed to loans:
Individually evaluated for impairment	$-	$-	$-	$-	—	—	—
Collectively evaluated for impairment	1,300	27	746	37	187	64	2,361
Total ending allowance balance December 31, 2020:	$1,300	$27	$746	$37	$187	$64	$2,361

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the periods ending, June 30, 2021 and December 31, 2020.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Loans:
Loans individually evaluated for impairment	$545	$-	$4,359	$-	$1,024	$-	$5,928
Loans collectively evaluated for impairment	119,587	4,006	73,605	12,028	23,573	6,737	239,536
Total ending loans balance June 30, 2021	$120,132	$4,006	$77,964	$12,028	$24,597	$6,737	$245,464

Loans:
Loans individually evaluated for impairment	$439	$-	$6,561	$-	$1,191	$-	$8,191
Loans collectively evaluated for impairment	114,327	4,867	71,280	5,504	24,294	5,867	226,139
Total ending loans balance December 31, 2020	$114,766	$4,867	$77,841	$5,504	$25,485	$5,867	$234,330

The following tables presents loans individually evaluated for impairment by portfolio class at June 30, 2021 and December 31, 2020 and the respective average balances of impaired loans and interest income recognized for the three and six months ended June 30, 2021 and 2020:

	June 30, 2021			December 31, 2020
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$575	$545	$—	$468	$439	$—
Multi-family	—	—	—	—	—	—
Commercial	4,359	4,359	—	6,561	6,561	—
Construction	—	—	—	—	—	—
Commercial	1,024	1,023	—	1,191	1,191	—
Consumer:	—	—	—	—	—	—
Total	$5,958	$5,927	$—	$8,220	$8,191	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Three Months ended June 30, 2021		Six Months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$492	$6	$492	$11
Multi-family	—	—	—	—
Commercial	5,257	69	5,803	163
Commercial loans:	1,253	17	1,223	35
Consumer loans:	—	—	—	—
Total	$7,002	$92	$7,518	$209

	Three Months ended June 30, 2020		Six Months ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$946	$8	$673	$10
Multi-family	—	—	—	—
Commercial	2,703	49	2,621	95
Commercial loans:	1,403	25	946	34
Consumer loans:	—	—	—	—
Total	$5,052	$82	$4,240	$139

There were no loans individually evaluated for impairment with recorded allowance for the three or six months ending June 30, 2021 and 2020. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at June 30, 2021 and December 31, 2020 by portfolio class of loans:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$—	$852	$283	$1,135	$118,997	$120,132
Multi-family	—	—	—	—	4,006	4,006
Commercial	—	—	—	—	77,964	77,964
Construction	—	—	—	—	12,028	12,028
Total real estate loans	—	852	283	1,135	212,995	214,130

Commercial	146	3	—	149	24,448	24,597

Consumer loans:
Home equity loans and lines of credit	—	—	—	—	3,481	3,481
Other consumer loans	8	—	—	8	3,248	3,256

Total	$154	$855	$283	$1,292	$244,172	$245,464

December 31, 2020	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,723	$370	$104	$2,197	$112,569	$114,766
Multi-family	—	—	—	—	4,867	4,867
Commercial	437	—	—	437	77,404	77,841
Construction	—	—	—	—	5,504	5,504
Total real estate loans	2,160	370	104	2,634	200,344	202,978

Commercial	8	—	—	8	25,477	25,485

Consumer loans:
Home equity loans and lines of credit	—	33	—	33	3,487	3,520
Other consumer loans	2	—	—	2	2,345	2,347

Total	$2,170	$403	$104	$2,677	$231,653	$234,330

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of June 30, 2021 due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of June 30, 2021 and December 31, 2020:

	2021	2020
Real estate loans:
One-to-four family	$17	$18
Commercial real estate	—	—
Construction	—	—
Total real estate loans	17	18

Commercial loans:	146	—

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total loans	$163	$18

Troubled Debt Restructurings:

Troubled debt restructurings at June 30, 2021 and December 31, 2020 were $4,017 and $2,336, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at June 30, 2021 and December 31, 2020. The Company has committed no additional amounts at June 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

There was one borrower's commercial real estate loans that were modified as troubled debt restructurings that occurred during the six months ended June 30, 2021. This loan was re-amortized over the original term of the loan. There were no loans modified as troubled debt restructurings that occurred during the year December 31, 2020. The troubled debt restructurings resulted in no charge-offs during the six months ended June 30, 2021 or the year ended December 31, 2020.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the six months ended June 30, 2021 or the year ended December 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2020, we originated $9,821 of small business loans under the Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. During the six months ended June 30, 2021, we originated $3,446 of PPP loans. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $3,400 and $5,100 at June 30, 2021 and December 31, 2020, respectively. These loans are included in the commercial loans.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest deferral. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. During the year ended December 31, 2020, the Company modified 61 loans with outstanding balances of $17,732. As of June 30, 2021, there are no loans currently being deferred.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At June 30, 2021 and December 31, 2020, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$119,328	$—	$804	$—	$120,132
Multi-family	4,006	—	—	—	4,006
Commercial	73,605	—	4,359	—	77,964
Construction	12,028	—	—	—	12,028
Total real estate loans	208,967	—	5,163	—	214,130

Commercial	23,412	108	1,077	—	24,597

Consumer loans:
Home equity loans and lines of credit	3,481	—	—	—	3,481
Other consumer loans	3,256	—	—	—	3,256

Total	$239,116	$108	$6,240	$—	$245,464

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$114,139	$—	$627	$—	$114,766
Multi-family	4,867	—		—	4,867
Commercial	71,280	—	6,561	—	77,841
Construction	5,504	—		—	5,504
Total real estate loans	195,790	—	7,188	—	202,978

Commercial	24,122	112	1,251	—	25,485

Consumer loans:
Home equity loans and lines of credit	3,520	—	—	—	3,520
Other consumer loans	2,347	—	—	—	2,347

Total	$225,779	$112	$8,439	$—	$234,330

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2021 and December 31, 2020 were as follows:

	2021	2020
Land	$1,516	$1,365
Buildings and improvements	13,692	13,624
Furniture, fixtures and equipment	2,284	2,160
	17,492	17,149
Less: Accumulated depreciation	(8,744)	(8,573)
	$8,748	$8,576

Depreciation expense for the three and six months ended June 30, 2021 was $111 and $216, respectively. Depreciation expense for the three and six months ended June 30, 2020 was $107 and $211 respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2021 and December 31, 2020 were $34,785 and $35,110, respectively. Scheduled maturities of time deposits at June 30, 2021 for the next five years were as follows:

2022	$49,451
2023	20,082
2024	2,598
2025	8,365
2026	2,811

At June 30, 2021 and 2020, overdraft demand and savings deposits reclassified to loans totaled $68 and $78, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At period-end, advances from the Federal Home Loan Bank were as follows:

	June 30, 2021	December 31, 2020
Maturities March 2024 through March 2030, fixed rate at rates from 1.39% to 2.20%, averaging 1.73%	$33,500	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.39% to 2.20%, averaging 1.74%	—	53,500
Total	$33,500	$53,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The average rate of 1.73% is a blended rate. The advances were collateralized by $95,185 and $89,780 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at June 30, 2021 and December 31, 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $99,702 at June 30, 2021.

Payments over the next five years are as follows:

2022	$—
2023	—
2024	5,000
2025	8,500
2026	15,000
Thereafter	5,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at June 30, 2021 and December 31, 2020. There were no amounts outstanding as of June 30, 2021 or December 31, 2020.

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

The ESOP compensation expense for the three months ended June 30, 2021 and 2020 were $37 and $85, respectively. The ESOP compensation expense for the six months ended June 30, 2021 and 2020 were $74 and $170, respectively. At June 30, 2021, there were 5,652 shares not yet released having an aggregate market value based on the annual ESOP valuation of approximately $158.

NOTE 8 – STOCK BASED COMPENSATION

In December of 2010, the stockholders approved the Cullman Bancorp, Inc. 2010 Equity Incentive Plan (the “Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 172,373 shares of the Company’s common stock, with no more than 49,249 of shares as restricted stock awards and 123,124 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

On January 18, 2011, the compensation committee of the board of directors approved the issuance of 123,124 options to purchase Company stock and 49,249 shares of restricted stock. Stock options and restricted stock vest over a five-year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At June 30, 2021 there were no shares available for future grants under this plan.

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

June 30, 2021, there were no shares available for future grants under this plan.

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding 1/1/21	122,290	$27.67
Granted	—	—
Exercised	(2,290)	$10.30
Forfeited	—
Outstanding 6/30/21	120,000	$28.00	9.13	$636
Vested or expected to vest	120,000	$28.00	9.13	$636
Exercisable at period end	—

(1)         Based on last trade of $22.00 per share as of December 31, 2020 and $33.30 per share as of June 30, 2021. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

There were no options that vested during quarter ended June 30, 2021. Stock based compensation expense for stock options for the three and six months ended June 30, 2021 was $27 and $54, respectively in relation to the 120,000 options awarded in 2020. Unrecognized compensation cost related to nonvested stock options at June 30, 2021 was $441 and is expected to be recognized over 4.08 years. There was no compensation expense for the three and six months ended June 30, 2020 as these options were awarded in August of 2020.

The following table summarizes non-vested restricted stock activity for the quarter ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Balance – January 1, 2021	80,000	$28.00
Granted	—	—
Vested	—	—
Balance –June 30, 2021	80,000

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Vesting Period (years)	Fair Value
August 2020	80,000	5	$28

For the three and six months ended June 30, 2021, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $224, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1,829 as of June 30, 2021 and is expected to be recognized over 4.08 years. There was no compensation expense for the three and six months ended June 30 2020 as these shares were awarded in August of 2020.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2021 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at June 30, 2021 and December 31, 2020 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
June 30, 2021
Tier 1 (Core) Capital to average total assets	$53,095	16.03%	$28,979	8.50%
December 31, 2020
Tier 1 (Core) Capital to average total assets	$50,690	15.49%	$26,180	8.00%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2020, the Bank could, without prior approval from its regulators, declare dividends of approximately $5,442 plus any 2021 net profits retained to the date of the dividend declaration.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

For appraisals where the value is $100 or above for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. In accordance to company policy, if the Company holds the property for over two years, an updated appraisal or validation would be obtained in order to determine if the fair value amount should be adjusted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial assets:
U.S Government entities	$—	$3,000	$—
Municipal- Taxable	—	11,461	—
Municipal- Tax exempt	—	1,782	—
Residential MB, GSE	—	2,153	—
SBA guaranteed debenture	—	1,305	—

Total AFS	$—	$19,701	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
U.S Government entities	$—	$—	$—
Municipal- Taxable	—	11,612	—
Municipal- Tax exempt	—	2,850	—
Residential MB, GSE	—	2,890	—
SBA guaranteed debenture	—	1,523	—

Total AFS	$—	$18,875	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

Municipals-Taxable
2020

Beginning Balance of recurring Level 3 assets	$1,734
Redemption	(1,734)
Unrealized gain	—
Ending Balance of recurring Level 3 assets	$—

There were no transfers between levels during 2021 or 2020.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2021	December 31, 2020
Impaired loans:
RE loans:
One-to four family	$545	$439

Foreclosed real estate:
One-to four family	$—	$108
Commercial	$326	$326

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used. This is for the period ended June 30, 2021 and December 31, 2020.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at June 30, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$93,189	$93,189	$—	$—	$93,189
Securities available for sale	19,701	—	19,701	—	19,701
Loans held for sale	403	—	409	—	409
Loan, net	242,861	—	—	247,194	247,194
Accrued interest receivable	727	—	151	576	727
Restricted equity securities	1,421	—	—	—	N/A

Financial liabilities:
Deposits	$280,394	$209,697	$73,066	$—	$282,763
Federal Home Loan Bank advances	33,500	—	32,771	—	32,771
Accrued interest payable	78	3	75	—	78

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$60,361	$60,361	$—	$—	$60,361
Securities available for sale	18,875	—	18,875	—	18,875
Loans held for sale	173	—	173	—	173
Loan, net	231,799	—	—	225,753	225,753
Accrued interest receivable	1,001	—	151	229	380
Restricted equity securities	2,541	—	—	—	N/A

Financial liabilities:
Deposits	$216,963	$141,744	$75,803	$—	$217,547
Federal Home Loan Bank advances	53,500	—	51,119	—	51,119
Accrued interest payable	100	4	96	—	100

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per share
Net Income	$847	$946	$1,632	$1,744
Less: Distributed earning allocated to participating securities	—	—	—	—
Less: Earnings allocated to participating securities	—	—	(26)	—
Net earnings allocated to common stock	847	946	1,606	1,744
Weighted common shares outstanding including participating securities	2,370,408	2,367,517	2,370,408	2,367,874
Less: Participating securities	(80,000)	(856)	(80,000)	(856)
Less: Average unearned ESOP shares	(5,653)	(11,305)	(5,653)	(11,305)
Weighted average shares	2,284,755	2,355,356	2,284,755	2,355,713
Basic earnings per share	$0.37	$0.40	$0.70	$0.74
Dilutive
Net earnings allocated to common stock	847	946	1,606	1,744
Weighted average shares	2,284,755	2,355,356	2,284,755	2,355,713
Add: dilutive effects of assumed exercises of stock options	19,550	1,302	18,504	1,164
Average shares and dilutive potential common shares	2,304,305	2,356,658	2,303,259	2,356,877
Dilutive earnings per share	$0.37	$0.40	$0.70	$0.74

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

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total assets increased $44.8 million, or 13.5%, to $376.2 million at June 30, 2021 from $331.4 million at December 31, 2020. The increase was due to funds received for stock orders in the conversion.

Cash and cash equivalents increased $32.8 million, or 54.4%, to $93.2 million at June 30, 2021 from $60.4 million at December 31, 2020. The increase was due to money raised for the conversion.

Gross loans held for investment increased $11.1 million, or 4.8%, to $245.5 million at June 30, 2021 from $234.3 million at December 31, 2020. The increase was primarily due to an increase in construction loans, which increased $6.5 million, or 118.5%, to $12.0 million at June 30, 2021 from $5.5 million at December 31, 2020. The increase was also due to an increase in one-to-four family loans, which increased $5.4 million, or 4.7%, to $120.1 million at June 30, 2021 from $114.8 million at December 31, 2020.

Securities available for sale increased $826,000 or 4.4%, to $19.7 million at June 30, 2021 from $18.9 million at December 31, 2020. We used a portion of the excess cash we received from non-offering deposits during the six months ended June 30, 2021 to invest in securities.

Total deposits increased $63.4 million, or 29.2%, to $280.4 million at June 30, 2021 from $217.0 million at December 31, 2020. We experienced increases in regular savings and other deposits of $12.8 million, or 30.0%, to $54.2 million at June 30, 2021 from $41.4 million at December 31, 2020, and in interest-bearing demand deposits of $10.2 million, or 14.6%, to $79.9 million at June 30, 2021 from $69.8 million at December 31, 2020. The increases reflected customers depositing stimulus funds. Noninterest bearing demand deposits increased $45.3 million or 315.2% to $59.7 million at June 30, 2021 from $14.4 million at December 31, 2020. The increase is due to the funds received for stock orders in the conversion. The amount of deposits held related to the stock orders was $43.7 million as of June 30, 2021.

Borrowings decreased $20.0 million, or 37.4%, to $33.5 million of borrowings at June 30, 2021, from $53.5 million at December 31, 2020. We used a portion of the excess cash we received from non-offering deposits during the six months ended June 30, 2021 to decrease our borrowings, and recognized a net gain of $84 for repaying $20.0 million of borrowings.

Stockholders’ equity increased $928,000, or 1.63%, to $57.8 million at June 30, 2021 from $56.9 million at December 31, 2020. The increase was due to the net income of $1.6 million for the six months ended June 30, 2021, partially offset by a decrease in accumulate other income (unrealized gains on securities available for sale) of $134,000 for the six months ended June 30, 2021.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $216 and $386 as of June 30, 2021 and June 30, 2020, respectively. Loan balances exclude loans held for sale.

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$239,408	$3,203	5.35%	$242,532	$3,252	5.36%
PPP loans	3,565	37	4.15%	9,775	91	3.72%
Securities	19,868	110	2.21%	19,640	133	2.71%
Federal Home Loan Bank stock	1,623	22	5.42%	2,881	36	5.00%

Federal funds sold	56,941	12	0.08%	30,226	6	0.08%
Total interest-earning assets	321,405	3,384	4.21%	305,054	3,518	4.61%
Noninterest-earning assets	20,239			18,545
Total assets	$341,644			$323,599

Interest-bearing liabilities:
Interest-bearing demand deposits	$83,699	24	0.11%	$59,485	34	0.23%
Regular savings and other deposits	50,445	24	0.19%	27,823	20	0.29%
Money market deposits	4,360	2	0.18%	4,313	4	0.37%
Certificates of deposit	85,147	234	1.10%	93,109	392	1.68%
Total interest-bearing deposits	223,651	284	0.51%	184,730	450	0.97%
Federal Home Loan Bank advances and other borrowings	38,876	170	1.75%	61,500	259	1.68%
Total interest-bearing liabilities	262,527	454	0.69%	246,230	709	1.15%
Noninterest-bearing demand deposits	16,546			11,854
Other noninterest-bearing liabilities	5,542			12,039
Total liabilities	284,615			270,123
Total shareholders’ equity	57,029			53,476
Total liabilities and shareholders’ equity	$341,644			$323,599
Net interest income		$2,930			$2,809
Net interest rate spread (2)			3.52%			3.46%
Net interest-earning assets (3)	$58,878			$58,824
Net interest margin (4)			3.65%			3.68%
Average interest-earning assets to interest-bearing liabilities	1.22x			1.24x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$234,583	$6,210	5.29%	$246,392	$6,538	5.31%
PPP loans	3,730	216	11.58%	4,888	140	5.73%
Securities	19,374	217	2.24%	21,161	300	2.84%
Federal Home Loan Bank stock	2,022	46	4.55%	2,734	72	5.27%

Federal funds sold	57,994	23	0.08%	19,899	27	0.27%
Total interest-earning assets	317,703	6,712	4.23%	295,074	7,077	4.80%
Noninterest-earning assets	19,149			18,567
Total assets	$336,852			$313,641

Interest-bearing liabilities:
Interest-bearing demand deposits	$76,348	46	0.12%	$55,013	72	0.26%
Regular savings and other deposits	47,098	44	0.19%	26,338	45	0.34%
Money market deposits	4,725	4	0.17%	4,200	9	0.43%
Certificates of deposit	85,596	494	1.15%	93,747	806	1.72%
Total interest-bearing deposits	213,767	588	0.55%	179,298	932	1.04%
Federal Home Loan Bank advances and other borrowings	45,213	394	1.74%	58,093	522	1.80%
Total interest-bearing liabilities	258,980	982	0.76%	237,391	1,454	1.22%
Noninterest-bearing demand deposits	15,741			8,955
Other noninterest-bearing liabilities	5,570			13,748
Total liabilities	280,291			260,094
Total shareholders’ equity	56,561			53,547
Total liabilities and shareholders’ equity	$336,852			$313,641
Net interest income		$5,730			$5,623
Net interest rate spread (2)			3.47%			3.57%
Net interest-earning assets (3)	$58,723			$57,683
Net interest margin (4)			3.61%			3.81%
Average interest-earning assets to interest-bearing liabilities	1.23x			1.24x

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

Comparison of Operating Results for the three and six months ended June 30, 2021 and 2020

General. Net income was $1.6 million for the six months ended June 30, 2021, compared to $1.7 million for the six months ended June 30, 2020. Net income was $847,000 for the three months ended June 30, 2021, compared to $946,000 for the three months ended June 30, 2020. We experienced an increase in non-interest expense and a decrease in interest income, partially offset by a decrease in interest expense, with the changes in interest income and interest expense primarily due to changes in market interest rates.

Interest Income. Interest income decreased $365,000, or 5.2%, to $6.7 million for the six months ended June 30, 2021 from $7.0 million for the six months ended June 30, 2020. Interest income decreased $134,000, or 3.8%, to $3.4 million for three months ended June 30, 2021 from $3.5 million for the three months ended June 30, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans decreased $252,000, or 3.8%, to $6.4 million for the six months ended June 30, 2021 from $6.7 million for the six months ended June 30, 2020. Interest income on loans decreased $103,000, or 3.1%, to $3.2 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020. Our average balance of loans (excluding PPP loans) decreased $11.8 million, or 4.8%, to $234.6 million for the six months ended June 30, 2021 from $246.4 million for the six months ended June 30, 2020. Our average balance of loans (excluding PPP loans) decreased $3.1 million, or 1.3% for the three months ended June 30, 2021, to $239.4 million for three months ended June 30, 2021 from $242.5 million for the three months ended June 30, 2020. The decrease is due to our decisions to continue to sell longer-term, fixed-rate loans as part of our efforts to manage interest rate risk and allow loan refinancings to run off in the current interest rate environment, and also due to commercial lending slowing due to the COVID-19 pandemic. The decrease slowed during the three months ended June 30, 2021 due to our decision to keep some longer-term, fixed-rate loans in our portfolio. Our weighted average yield on loans (excluding PPP loans) decreased two basis points to 5.29% for the six months ended June 30, 2021 compared to 5.31% for the six months ended June 30, 2020. Our weighted average yield on loans (excluding PPP loans) decreased one basis point to 5.35% for the three months ended June 30, 2021 compared to 5.36% for the three months ended June 30, 2020. The decreases are a reflection of the decreases in market interest rates. We recognized $216,000 of interest income on PPP loans during the six months ended June 30, 2021, compared to $140,000 during the six months ended June 30, 2020. Approximately $178,000 of the $216,000 was due to accelerated recognition of income from prepayment of the PPP loans. We recognized $37,000 of interest income on PPP loans during the three months ended June 30, 2021, compared to $91,000 during the three months ended June 30, 2020. The decrease was due to loans being paid off by SBA.

Interest Expense. Interest expense decreased $472,000, or 32.5%, to $982,000 for the six months ended June 30, 2021 compared to $1.5 million for the six months ended June 30, 2020. Interest expense decreased $255,000, or $36.0% to $454,000 for the three months ended June 30, 2021 compared to $709,000 for the three months ended June 30, 2020. These decreases are due to decreases in rates for deposits and borrowings as well a decrease in borrowings balances.

Interest expense on deposits decreased $344,000, or 36.9%, to $588,000 for the six months ended June 30, 2021 compared to $932,000 for the six months ended June 30, 2020. Interest expense on deposits decreased $166,000, or 36.9%, to $284,000 for the three months ended June 30, 2021 compared to $450,000 for the three months ended June 30, 2020. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $312,000, or 38.7%, to $494,000 for the six months ended June 30, 2021 from $806,000 for the six months ended June 30, 2020 and $158,000, or 40.3% for the three months ended June 30, 2021, to $85,000 compared to $93,000 for the three months ended June 30, 2020. We experienced decreases in both the average balance of certificates of deposit ($8.0 million, or 8.6% and $8.2 million, or 8.7%) for the three and six months ended June 30, 2021 and 2020 respectively, and rates paid on certificates of deposit (58 basis points, to 1.10% and 57 basis points, to 1.15%) for the three and six months ended June 30, 2021 and 2020 respectively. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates.

Interest expense on borrowings decreased $128,000, or 24.5%, to $394,000 for the six months ended June 30, 2021 compared to $522,000 for the six months ended June 30, 2020. Interest expense on borrowings decreased $89,000, or 34.4%, to $170,000 for the three months ended June 30, 2021, compared to $259,000 for the three months ended June 30, 2020. The average rate paid on borrowings decreased six basis points to 1.74% for the six months ended June 30, 2021 compared to 1.80% for the six months ended June 30, 2020, reflecting decreases in market interest rates. The average rate paid on borrowings increased seven basis points to 1.75% for the three months ended June 30, 2021 compared to 1.68% for the three months ended June 30, 2020. The increase was due to paying off lower rate advancing in 2020. In addition, the average balance of borrowings decreased $12.8 million, or 22.2%, to $45.2 million for the six months ended June 30, 2021 compared to $58.1 million for the six months ended June 30, 2020. The average balance of borrowings decreased $22.6 million, or 36.8% to $38.9 million for the three months ended June 30, 2021, compared to $61.5 million for the three months ended June 30, 2020.

Net Interest Income. Net interest income increased $107,000, or 1.9%, to $5.7 million for the six months ended June 30, 2021 from $5.6 million for the six months ended June 30, 2020. Our interest rate spread decreased ten basis points to 3.47% for the six months ended June 30, 2021, compared to 3.57% for the six months ended June 30, 2020, while our net interest margin decreased 20 basis points to 3.61% for the six months ended June 30, 2021 compared to 3.81% for the six months ended June 30, 2020. Net interest income increased $121,000, or 4.3%, to $2.9 million for the three months ended June 30, 2021 from $2.8 million for the three months ended June 30, 2020. Our interest rate spread increased six basis points to 3.52% for the three months ended June 30, 2021, compared to 3.46% for the three months ended June 30, 2020, while our interest margin decreased three basis points to 3.65% for the three months ended June 30, 2021 compared to 3.68% for the three months ended June 30, 2020.

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

After an evaluation of these factors, $25,000 was recorded in the provision for loan losses for the three and six months ended June 30, 2021 compared to $42,000 and $152,000 for the three and six months ended June 30, 2020. Our allowance for loan losses was $2.4 million at June 30, 2021 compared to $2.4 million at December 31, 2020 and $2.3 million at June 30, 2020. The ratio of our allowance for loan losses to total loans was 0.97% at June 30, 2021 compared to 1.01% at December 31, 2020 and 1.01% at June 30, 2020, while the allowance for loan losses to non-performing loans was 535.2% at June 30, 2021 compared to 1,935.25% at December 31, 2020. We had $2,000 of charge-offs for the three and six months ended June 30, 2021 compared to no charge-offs or recoveries during the three and six months ended June 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2021.  However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $100,000 to $812,000 for the six months ended June 30, 2021 from $712,000 for the six months ended June 30, 2020. We decreased our borrowings, and recognized a gain of $104,000 for repaying $10.0 million of borrowings during the six months ended June 30, 2021. Additionally, the Bank recognized additional rental income of $39,000 in 2021 compared to the six months ended June 30, 2020. ATM income also increased by $67,000. These increases were offset by the gain on sale of mortgage loans decreasing by $117,000, or 49.0%, as we sold $3.8 million of mortgage loans during the six months ended June 30, 2021 compared to $8.9 million of such sales during the six months ended June 30, 2020.

Non-interest income increased $15,000 to $346,000 for the three months ended June 30, 2021 from $331,000 for the three months ended June 30, 2020. The slight increase was due to an increase in service charges of deposit accounts offset by a decrease in gain on sale of mortgage loans as we were not selling as many loans as 2020 as described above.

Non-interest Expense. Non-interest expense increased $485,000, or 12.2%, to $4.4 million for the six months ended June 30, 2021 compared to $3.9 million for the six months ended June 30, 2020. Non-interest expense increased $300,000, or 15.9%, to $2.2 million for the three months ended June 30, 2021 compared to $1.9 million for the three months ended June 30, 2020. The increase was primarily due to an increase in salaries and employee benefits expense of $287,000, or 10.3%, to $3.1 million for the six months ended June 30, 2021 compared to $2.8 million for the six months ended June 30, 2020, due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.

Income Tax Expense. We recognized income tax expense of $221,000 and $269,000 $436,000 and $475,000 for the three and six months ended June 30, 2021 and 2020 , respectively, resulting in effective rates of 20.7%, 22.1% and 21.1% and 21.4%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2021 and December 31, 2020, we had a $99.7 million and 97.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $33.5 million and $53.5 million outstanding as of those dates, respectively. In addition, at June 30, 2021, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at June 30, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million and $1.7 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $(11.2 million) and $5.1 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $42.6 million and $29.8 million for the six months ended June 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2021, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2021, we had outstanding commitments to originate loans of $28.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from June 30, 2021 totaled $49.5 million. Management expects that a substantial portion of the maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  Not applicable

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2021, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: August 13, 2021	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: August 13, 2021	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer