Form 10-Q
period 2021-09-30
Cullman Bancorp, Inc. /MD/
filed 2021-11-12
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,405,893 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of October 31, 2021.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

(All amounts in thousands, except share and per share data)

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS
Interest Bearing Cash and cash equivalents	$317	$148
Non-interest Bearing Cash and cash equivalents	2,782	2,988
Federal funds sold	86,625	57,225
Total cash and cash equivalents	89,724	60,361
Securities available for sale	21,610	18,875
Loans, net of allowance of $2,381 and $2,361 respectively	241,587	231,799
Loans held for sale	—	173
Premises and equipment, net	9,274	8,576
Foreclosed real estate	407	434
Accrued interest receivable	729	1,001
Restricted equity securities	1,421	2,541
Bank owned life insurance	5,698	5,657
Deferred Tax asset, net	1,357	854
Other assets	819	1,125

Total assets	$372,626	$331,396

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$15,922	$14,375
Interest bearing	219,699	202,588

Total deposits	235,621	216,963

Federal Home Loan Bank advances	33,500	53,500
Accrued interest payable	62	100
Other liabilities	4,600	3,958
Total liabilities	273,783	274,521

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 and 20,000,000 shares authorized; 7,405,893 and 6,959,974 shares outstanding at September 30, 2021 and December 31, 2020 (1)	74	24
Additional paid-in capital	49,497	6,687
Retained earnings	52,584	49,679
Accumulated other comprehensive income	345	542
Unearned ESOP shares, at cost	(3,657)	(57)

Total shareholders' equity	98,843	56,875

Total liabilities and shareholders' equity	$372,626	$331,396

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering (see Note 1).

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Loss) (Unaudited)

Three and nine months ended September 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$3,145	$3,345	$9,572	$10,023
Non taxable securities	9	17	36	53
Securities	110	101	299	365
FHLB dividends	15	31	61	103
Federal funds sold and other	27	8	50	35
Total interest income	3,306	3,502	10,018	10,579
Interest expense:
Deposits	270	406	859	1,338
Federal Home Loan Bank advances and other borrowings	149	243	543	765
Total interest expense	419	649	1,402	2,103
Net interest income	2,887	2,853	8,616	8,476
Provision for loan losses	—	—	25	152
Net interest income after provision for loan losses	2,887	2,853	8,591	8,324
Noninterest income:
Service charges on deposit accounts	224	183	613	531
Income on bank owned life insurance	38	38	113	113
Gain on sales of mortgage loans	87	123	209	362
Net gain on sale of foreclosed real estate	—	—	8	—
Other	40	19	258	69
Total noninterest income	389	363	1,201	1,075
Noninterest expense:
Salaries and employee benefits	1,596	1,514	4,659	4,291
Occupancy and equipment	215	195	630	572
Data processing	182	113	530	405
Professional and supervisory fees	103	113	317	348
Office expense	67	46	178	147
Advertising	82	24	144	62
FDIC deposit insurance	22	31	63	28
Contrbution to Foundation	1,581	—	1,581	—
Other	114	250	307	397
Total noninterest expense	3,962	2,286	8,409	6,250
Income (loss) before income taxes	(686)	930	1,383	3,149
Income tax expense (benefit)	(185)	199	252	674
Net income/(loss)	$(501)	$731	$1,131	$2,475
Earnings (loss) per share:
Basic(1)	$(0.06)	$0.11	$0.18	$0.37
Dilutive(1)	$(0.06)	$0.11	$0.18	$0.37

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering. (see Note 1).

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss) (Unaudited)

Three and nine months ended September 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income/(Loss)	$(501)	$731	$1,131	$2,475

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(78)	229	(249)	623
Less income tax effect	15	(48)	52	(131)
Other comprehensive income (loss)	(63)	181	(197)	492

Comprehensive income (loss)	$(564)	$912	$934	$2,967

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and nine months ended September 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at July 1, 2021	2,450,408	$24	$6,949	$50,454	$408	$(32)	$57,803
Net loss	—	—	—	(501)	—	—	(501)
Other comprehensive loss	—	—	—	—	(63)	—	(63)
ESOP shares earned	—	—	—	—	—	82	82
Stock-based compensation expense	—	—	139	—	—	—	139
Cancelling of old shares	(2,450,408)	(24)	(291)	—	—	—	(315)
Contribution by Mutual Holding Company	—	—	50	2,631	—	—	2,681
Exchange of common stock	2,973,398	30	—	—	—	—	30
Issuance of shares to Foundation	148,120	1	1,480	—	—	—	1,481
Proceeds from issuance of 4,284,375 shares of common stock (which included 354,599 shares to the ESOP), net of the offering costs of $1.7 million and $100,000 contribution to Cullman Foundation	4,284,375	43	41,170	—	—	(3,707)	37,506
Balance at September 30, 2021	7,405,893	$74	$49,497	$52,584	$345	$(3,657)	$98,843

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	1,131	—	—	1,131
Other comprehensive loss	—	—	—	—	(197)	—	(197)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	—	—	—	107	107
Dividend paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	417	—	—	—	417
Cancelling of old shares and options exercised	(2,450,408)	(24)	(291)	—	—	—	(315)
Contribution by Mutual Holding Company	—	—	50	2,631	—	—	2,681
Exchange of common stock	2,973,398	30	—	—	—	—	30
Issuance of shares to Foundation	148,120	1	1,480	—	—	—	1,481
Proceeds from issuance of 4,284,375 shares of common stock (which included 354,599 shares to the ESOP), net of the offering costs of $1.7 million and $100,000 contribution to Cullman Foundation	4,284,375	43	41,170	—	—	(3,707)	37,506
Balance at September 30, 2021	7,405,893	$74	$49,497	$52,584	$345	$(3,657)	$98,843

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and nine months ended September 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at July 1, 2020	6,717,984	$24	$6,375	$47,878	$355	$(88)	$54,544
Net income	—	—	—	731	—	—	731
Other comprehensive loss	—	—	—	—	181	—	181
Net settlement of common stock options exercised	—	—	—	—	—	—	—
Share repurchase	—	—	—	—	—	—	—
ESOP shares earned	—	—	—	—	—	12	12
Stock-based compensation expense	—	—	95	—	—	—	95
Balance at September 30, 2020	6,717,984	$24	$6,470	$48,609	$536	$(76)	$55,563

Balance at January 1, 2020	6,734,575	$24	$6,476	$46,964	$44	$(113)	$53,395
Net income	—	—	—	2,475	—	—	2,475
Other comprehensive loss	—	—	—	—	492	—	492
Net settlement of common stock options exercised	(14,719)	—	(90)	—	—	—	(90)
Share repurchase	(1,872)	—	(21)	—	—	—	(21)
ESOP shares earned	—	—	—	—	—	37	37
Dividend paid	—	—	—	(830)	—	—	(830)
				—			—
Stock-based compensation expense	—	—	105	—	—	—	105
Balance at September 30, 2020	6,717,984	$24	$6,470	$48,609	$536	$(76)	$55,563

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2021	2020
Cash flows from operating activities
Net income	$1,131	$2,475
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	25	152
Contribution of stock to Charitable Foundation	1,481	—
Depreciation and amortization, net	347	346
Deferred income taxes	(451)	(117)
Gains from sales and impairment of foreclosed real estate	(8)	—
Net (gain)/loss on extinguishment of debt	(84)	169
Losses on disposals of fixed assets	1	3
Income on bank owned life insurance	(113)	(113)
Gains on sale of mortgage loans	(209)	(362)
Mortgage loans originated for sale	(6,540)	(14,401)
Mortgage loans sold	6,922	13,381
ESOP Compensation expense	107	37
Stock based compensation expense	417	105
Net change in operating assets and liabilities
(Increase)/decrease in Accrued interest receivable	272	(75)
(Decrease) in Accrued interest payable	(38)	(185)
Decrease Other Assets	947	267
Net cash provided by operating activities	4,207	1,682
Cash flows from investing activities
Net purchases of premises and equipment	(985)	(138)
Purchases of securities	(8,868)	(9,687)
Proceeds from maturities, prepayments and calls of securities	5,823	13,720
Proceeds from sales of foreclosed real estate	116	—
Redemption/(Purchases) of restricted equity securities	1,120	(89)
Redemption of bank owned life insurance	72	—
Loan originations and payments, net	(9,893)	12,175
Net cash provided by (used in) investing activities	(12,615)	15,981
Cash flows from financing activities
Net increase in deposits	18,658	23,532
Proceeds from Federal Home Loan Bank advances	—	53,500
Repayment of Federal Home Loan Bank advances	(19,916)	(51,669)
Cash payment of dividends	(857)	(830)
Payments from share repurchases	—	(21)
Net cash settlement of stock options exercised	(16)	(90)
Merger of MHC	2,390	—
Stock proceeds	37,512	—
Net cash provided by financing activities	37,771	24,422
Net change in cash and cash equivalents	29,363	42,085
Cash and cash equivalents at the beginning of period	60,361	6,096
Cash and cash equivalents at end of the period	$89,724	$48,181
Supplemental cash flow information
Interest expense	$1,440	$2,288
Income taxes paid	651	635

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

Effective July 15, 2021, Cullman Bancorp, Inc., a Maryland corporation (“New Cullman”), became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and the Bancorp ceased to exist and New Cullman has become the successor corporation to the Bancorp. In the conversion, 3,929,776 shares of common stock was sold at a price of $10.00 per share is the subscription offering, which included 354,599 shares sold to the Employee Stock Ownership Plan. The Company additionally issued 148,210 shares to the Cullman Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank's local community. The exchange ratio for previously held shares of Cullman Bancorp was 2.8409 as applied in the conversion offering. Share amounts related to the periods prior to the conversion have been restated to give retroactive recognition to the exchange ratio.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUCEMENTS AND ACCOUNTING CHANGES

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bank is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,070,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. Key project implementation activities for 2021 and 2020 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2021 and December 31, 2020 were as follows:

September 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(37)	$2,963
Municipal- taxable	13,849	437	(72)	14,214
Municipal- tax exempt	1,365	39	—	1,404
Residential MB, GSE	1,839	43	(3)	1,879
SBA guaranteed debenture	1,120	30	—	1,150
Total	$21,173	$549	$(112)	$21,610

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Municipal- taxable	$11,086	$542	$(16)	$11,612
Municipal- tax exempt	2,809	41	—	2,850
Residential MB, GSE	2,823	67	—	2,890
SBA guaranteed debenture	1,471	52	—	1,523
Total	$18,189	$702	$(16)	$18,875

The Company’s mortgage-backed securities are primarily issued by GSEs and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	For the Nine Months Ended September 30,
	2021	2020
Proceeds	$4,155	$12,580
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities in the nine months ended September 30, 2021 and 2020.

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

	September 30, 2021
	Amortized Cost	Estimated Fair Value
Due one year or less	$—	$—
Due from one to five years	1,099	1,135
Due from five to ten years	3,399	3,584
Due after ten years	13,716	13,862
Residential mortgage-backed	1,839	1,879
SBA guaranteed debenture	1,120	1,150
Total	$21,173	$21,610

Carrying amounts of securities pledged to secure public deposits as of September 30, 2021 and December 31, 2020 were $8,995 and $9,169, respectively. At September 30, 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,963	$(37)	$—	$—	$2,963	$(37)
Municipal- taxable	3,305	(17)	1,762	(55)	5,067	(72)
Residential MB, GSE	584	(3)	—	—	584	(3)
Total temporarily impaired	$6,852	$(57)	$1,762	$(55)	$8,614	$(112)

	Less than 12 months		12 months or more		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Municipal- taxable	$1,816	$(16)	$—	$—	$1,816	$(16)
Total temporarily impaired	$1,816	$(16)	$—	$—	$1,816	$(16)

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

There were three US government agencies, six municipal – taxable securities and one mortgage backed security with unrealized losses at September 30, 2021. None of the unrealized losses for these securities have been recognized into net income for the nine months ended September 30, 2021 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at September 30, 2021 and December 31, 2020 were as follows:

	2021	2020

Real Estate Loans:
One-to-four family	$120,876	$114,766
Multi-family	3,807	4,867
Commercial	78,386	77,841
Construction	14,036	5,504
Total real estate loans	217,105	202,978

Commercial loans	20,557	25,485

Consumer loans:
Home equity loans and lines of credit	3,446	3,520
Other consumer	2,973	2,347
Total consumer loans	6,419	5,867

Total loans	244,081	234,330

Net deferred loans fees	(113)	(170)

Allowance for loan losses	(2,381)	(2,361)

Loans, net	$241,587	$231,799

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending September 30, 2021, December 31, 2020 and September 30, 2020. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended September 30, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2021	$1,314	$20	$727	$84	$168	$74	$2,387
Charge offs	—	—	—	—	—	(8)	(8)
Recoveries	—	—	—	—	—	2	2
Provisions	(13)	(1)	1	13	(4)	4	—
Total ending balance September 30, 2021	$1,301	$19	$728	$97	$164	$72	$2,381
Nine Months Ended September 30, 2021
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(10)	(10)
Recoveries	—	—	—	—	—	5	5
Provisions	1	(8)	(18)	60	(23)	13	25
Total ending balance September 30, 2021	$1,301	$19	$728	$97	$164	$72	$2,381

	Real Estate
Three Months Ended September 30, 2020	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2020	$1,231	$24	$679	$79	$266	$71	$2,350
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	35	3	36	(40)	(26)	(8)	—
Total ending balance September 30, 2020	$1,266	$27	$715	$39	$240	$63	$2,350
Nine Months Ended September 30, 2020
Beginning balance January 1, 2020	$1,200	$21	$632	$66	$223	$76	$2,218
Charge offs	—	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	—	—	—
Provisions	66	6	83	(27)	17	7	152
Total ending balance September 30, 2020	$1,266	$27	$715	$39	$240	$63	$2,350

The following tables provides the amount of the allowance for credit losses by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality at September 30, 2021 and December 31, 2020.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,301	19	728	97	164	72	2,381
Total ending allowance balance September 30, 2021:	$1,301	$19	$728	$97	$164	$72	$2,381

Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,300	27	746	37	187	64	2,361
Total ending allowance balance December 31, 2020:	$1,300	$27	$746	$37	$187	$64	$2,361

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality at September 30, 2021 and December 31, 2020.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Loans:
Loans individually evaluated for impairment	$15	$—	$4,294	$—	$336	$—	$4,645
Loans collectively evaluated for impairment	120,861	3,807	74,092	14,036	20,221	6,419	239,436
Total ending loans balance September 30, 2021	$120,876	$3,807	$78,386	$14,036	$20,557	$6,419	$244,081

Loans:
Loans individually evaluated for impairment	$439	$—	$6,561	$—	$1,191	$—	$8,191
Loans collectively evaluated for impairment	114,327	4,867	71,280	5,504	24,294	5,867	226,139
Total ending loans balance December 31, 2020	$114,766	$4,867	$77,841	$5,504	$25,485	$5,867	$234,330

The following tables presents loans individually evaluated for impairment by portfolio class at September 30, 2021 and December 31, 2020 and the respective average balances of impaired loans and interest income recognized for the three and nine months ended September 30, 2021 and 2020:

	September 30, 2021			December 31, 2020
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$46	$15	$—	$468	$439	$—
Multi-family	—	—	—	—	—	—
Commercial	4,331	4,331	—	6,561	6,561	—
Construction	—	—	—	—	—	—
Commercial	299	299	—	1,191	1,191	—
Consumer:	—	—	—	—	—	—
Total	$4,676	$4,645	$—	$8,220	$8,191	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Three Months ended September 30, 2021		Nine Months ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$310	$4	$416	$15
Multi-family	—	—	—	—
Commercial	4,345	55	5,104	219
Commercial loans:	368	8	393	43
Consumer loans:	—	—	—	—
Total	$5,023	$67	$5,913	$277

	Three Months ended September 30, 2020		Nine Months ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$768	$9	$672	$19
Multi-family	—	—	—	—
Commercial	2,727	51	2,641	145
Commercial loans:	1,324	22	1,021	55
Consumer loans:	—	—	—	—
Total	$4,819	$82	$4,334	$219

There were no loans individually evaluated for impairment with recorded allowance for the three or nine months ending September 30, 2021 and 2020. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at September 30, 2021 and December 31, 2020 by portfolio class of loans:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$—	$504	$—	$504	$120,372	$120,876
Multi-family	—	—	—	—	3,807	3,807
Commercial	—	—	—	—	78,386	78,386
Construction	—	—	—	—	14,036	14,036
Total real estate loans	—	504	—	504	216,601	217,105

Commercial	—	—	130	130	20,427	20,557

Consumer loans:					—
Home equity loans and lines of credit	—	—	—	—	3,446	3,446
Other consumer loans	24	—	—	24	2,949	2,973

Total	$24	$504	$130	$658	$243,423	$244,081

December 31, 2020	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,723	$370	$104	$2,197	$112,569	$114,766
Multi-family	—	—	—	—	4,867	4,867
Commercial	437	—	—	437	77,404	77,841
Construction	—	—	—	—	5,504	5,504
Total real estate loans	2,160	370	104	2,634	200,344	202,978

Commercial	8	—	—	8	25,477	25,485

Consumer loans:
Home equity loans and lines of credit	—	33	—	33	3,487	3,520
Other consumer loans	2	—	—	2	2,345	2,347

Total	$2,170	$403	$104	$2,677	$231,653	$234,330

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of December 31, 2020 due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of September 30, 2021 and December 31, 2020:

	2021	2020
Real estate loans:
One-to-four family	$15	$18
Commercial real estate	—	—
Construction	—	—
Total real estate loans	15	18

Commercial loans:	130	—

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total	$145	$18

Troubled Debt Restructurings:

Troubled debt restructurings at September 30, 2021 and December 31, 2020 were $3,969 and $2,336, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at September 30, 2021 and December 31, 2020. The Company has committed no additional amounts at September 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

There was one borrower's commercial real estate loans that were modified as troubled debt restructurings that occurred during the nine months ended September 30, 2021. This loan was re-amortized over the original term of the loan. There were no loans modified as troubled debt restructurings that occurred during the year December 31, 2020. The troubled debt restructurings resulted in no charge-offs during the nine months ended September 30, 2021 or the year ended December 31, 2020.

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the nine months ended September 30, 2021 or the year ended December 31, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2020, we originated $9,821 of small business loans under the Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. During the nine months ended September 30, 2021, we originated $3,446 of PPP loans. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $2,331 and $5,100 at September 30, 2021 and December 31, 2020, respectively. These loans are included in the commercial loans.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest deferral. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. During the year ended December 31, 2020, the Company modified 61 loans with outstanding balances of $17,732. As of September 30, 2021, there are no loans currently being deferred.

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

At September 30, 2021 and December 31, 2020, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$120,778	$—	$98	$—	$120,876
Multi-family	3,807	—	—	—	3,807
Commercial	72,035	2,019	4,332	—	78,386
Construction	14,036	—	—	—	14,036
Total real estate loans	210,656	2,019	4,430	—	217,105

Commercial	20,103	106	348	—	20,557

Consumer loans:
Home equity loans and lines of credit	3,446	—	—	—	3,446
Other consumer loans	2,973	—	—	—	2,973

Total	$237,178	$2,125	$4,778	$—	$244,081

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$114,139	$—	$627	$—	$114,766
Multi-family	4,867	—		—	4,867
Commercial	71,280	—	6,561	—	77,841
Construction	5,504	—		—	5,504
Total real estate loans	195,790	—	7,188	—	202,978

Commercial	24,122	112	1,251	—	25,485

Consumer loans:
Home equity loans and lines of credit	3,520	—	—	—	3,520
Other consumer loans	2,347	—	—	—	2,347

Total	$225,779	$112	$8,439	$—	$234,330

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2021 and December 31, 2020 were as follows:

	2021	2020
Land	$1,924	$1,365
Buildings and improvements	13,892	13,624
Furniture, fixtures and equipment	2,316	2,160
	18,132	17,149
Less: Accumulated depreciation	(8,858)	(8,573)
	$9,274	$8,576

Depreciation expense for the three and nine months ended September 30, 2021 was $115 and $311, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $105 and $316 respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at September 30, 2021 and December 31, 2020 were $34,792 and $35,110, respectively. Scheduled maturities of time deposits at September 30, 2021 for the next five years were as follows:

2022	$47,471
2023	21,116
2024	3,157
2025	10,422
2026	1,185

At September 30, 2021 and 2020, overdraft demand and savings deposits reclassified to loans totaled $64 and $63, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At period-end, advances from the Federal Home Loan Bank were as follows:

	September 30, 2021	December 31, 2020
Maturities March 2024 through March 2030, fixed rate at rates from 1.39% to 2.20%, averaging 1.73%	$33,500	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.39% to 2.20%, averaging 1.74%	—	53,500
Total	$33,500	$53,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The average rate of 1.73% is a blended rate. The advances were collateralized by $75,271 and $89,780 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at September 30, 2021 and December 31, 2020, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $78,796 at September 30, 2021.

Payments over the next five years are as follows:

2022	$—
2023	—
2024	5,000
2025	8,500
2026	15,000
Thereafter	5,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at September 30, 2021 and December 31, 2020. There were no amounts outstanding as of September 30, 2021 or December 31, 2020.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 7 - EMPLOYEE STOCK OWNERSHIP PLAN

With the conversion to the stock holding company, 354,599 shares were sold to the Employee Stock Ownership Plan (ESOP). The ESOP borrowed from the Company to purchase the shares of the Company’s common stock at $10. The Company combined the preexisting loan with the current loan.

The Company will make discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. A participant may require stock received to be repurchased unless the stock is traded on an established market.

The ESOP compensation expense for the three months ended September 30, 2021 and 2020 were $19 and $64, respectively. The ESOP compensation expense for the nine months ended September 30, 2021 and 2020 were $93 and $234, respectively. At September 30, 2021, there were 370,655 shares not yet released having an aggregate market value based of$4,763 based on close price of $12.85.

NOTE 8 – STOCK BASED COMPENSATION

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

As of September 30, 2021, there were no shares available for future grants under this plan, except in the event of forfeitures.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding Beginning of period	122,290	$27.67
Granted	—	—
Exercised	(2,290)	$10.30
Exchange of common stock (2)	220,903
Forfeited	—
Outstanding End of Period	340,903	$9.86	8.63	$1,019
Vested or expected to vest	340,903	$9.86	8.63	$1,019
Exercisable at period end	68,177

(1) Based on close price of $12.85 as of September 30, 2021. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

(2) Based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion rounding down for fractional shares.

Stock based compensation expense for stock options for the three and nine months ended September 30, 2021 and 2020 was $27 and $81, respectively in relation to the 120,000 options awarded in 2020. At the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion, the 120,000 options were converted to 340,903 options. There were 68,177 stock options that vested during quarter ended September 30, 2021. Stock based compensation expense for stock options for the three and nine months ended September 30, 2020 was $27 and $36, respectively. Unrecognized compensation cost related to nonvested stock options at September 30, 2021 was $414 and is expected to be recognized over 3.83 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes non-vested restricted stock activity for the quarter ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
Balance – January 1, 2021	80,000	$28.00
Granted	—	—
Exchange of common stock (1)	147,266
Vested	(45,455)	—
Balance – September 30, 2021	181,811

(1) Based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion rounding down for fractional shares.

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Vesting Period (years)	Fair Value
August 2020 (1)	227,266	5	$10

(1) Based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion rounding down for fractional shares.

For the three and nine months ended September 30, 2020, stock-based compensation expense was, $112 and $149, respectively. For the three and nine months ended September 30, 2021, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $336, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1,717 as of September 30, 2021 and is expected to be recognized over 3.83 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2021 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at September 30, 2021 and December 31, 2020 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
September 30, 2021
Tier 1 (Core) Capital to average total assets	$69,137	19.90%	$29,534	8.50%
December 31, 2020
Tier 1 (Core) Capital to average total assets	$50,690	15.49%	$26,180	8.00%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank as well as proceeds retained from the mutual-to-stock conversion. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2021, the Bank could, without prior approval from its regulators, declare dividends of approximately $5,442 plus any 2021 net profits retained to the date of the dividend declaration.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial assets:
U.S Government entities	$—	$2,963	$—
Municipal- Taxable	—	14,214	—
Municipal- Tax exempt	—	1,404	—
Residential MB, GSE	—	1,879	—
SBA guaranteed debenture	—	1,150	—

Total AFS	$—	$21,610	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
U.S Government entities	$—	$—	$—
Municipal- Taxable	—	11,612	—
Municipal- Tax exempt	—	2,850	—
Residential MB, GSE	—	2,890	—
SBA guaranteed debenture	—	1,523	—

Total AFS	$—	$18,875	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

Municipals-Taxable
2020

Beginning Balance of recurring Level 3 assets	$1,734
Redemption	(1,734)
Unrealized gain	—
Ending Balance of recurring Level 3 assets	$—

There were no transfers between levels during 2021 or 2020.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2021	December 31, 2020
Impaired loans:
RE loans:
One-to four family	$15	$439

Foreclosed real estate:
One-to four family	$92	$108
Commercial	$326	$326

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used. This is for the period ended September 30, 2021 and December 31, 2020.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at September 30, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at September 30, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$89,724	$89,724	$—	$—	$89,724
Securities available for sale	21,610	—	21,610	—	21,610
Loan, net	241,587	—	—	250,373	250,373
Accrued interest receivable	729	—	111	618	729
Restricted equity securities	1,421	—	—	—	N/A

Financial liabilities:
Deposits	$235,620	$165,622	$73,112	$—	238,734
Federal Home Loan Bank advances	33,500	—	32,924	—	32,924
Accrued interest payable	62	3	59	—	62

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021(1)	2020 (1)	2021(1)	2020 (1)
Earnings (loss) per share
Net Income	$(501)	$731	$1,131	$2,475
Less: Distributed earning allocated to participating securities	—	—	—	—
Plus (Less): Loss (Earnings) allocated to participating securities	91	—	(19)	(9)
Net earnings allocated to common stock	(410)	731	1,112	2,466
Weighted common shares outstanding including participating securities	7,329,787	6,717,984	7,088,839	6,727,890
Less: Participating securities	(489,077)	(2,432)	(489,077)	(38,228)
Less: Average unearned ESOP shares	(376,308)	(32,116)	(376,308)	(32,116)
Weighted average shares	6,464,402	6,683,436	6,223,454	6,657,546
Basic earnings (loss) per share	$(0.06)	$0.11	$0.18	$0.37
Dilutive
Net earnings allocated to common stock	(410)	731	1,112	2,466
Weighted average shares	6,464,402	6,683,436	6,223,454	6,657,546
Add: dilutive effects of assumed exercises of stock options	(187,395)	3,244	(181,014)	3,117
Average shares and dilutive potential common shares	6,277,007	6,686,680	6,042,440	6,660,663
Dilutive earnings (loss) per share	$(0.06)	$0.11	$0.18	$0.37

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering (see Note 1).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
conditions relating to the COVID-19 or any other pandemic, including the severity and duration of the associated economic slowdown either nationally or in our market areas, that are worse than expected;
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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total assets increased $41.2 million, or 12.4%, to $372.6 million at September 30, 2021 from $331.4 million at December 31, 2020. The increase was due to capital raised as a result of the conversion and loan growth.

Cash and cash equivalents increased $29.4 million, or 48.7%, to $89.7 million at September 30, 2021 from $60.4 million at December 31, 2020. The increase was due to funds received in the conversion.

Gross loans held for investment increased $9.7 million, or 4.2%, to $244.1 million at September 30, 2021 from $234.3 million at December 31, 2020. The increase was primarily due to an increase in construction loans, which increased $8.5 million, or 155.0%, to $14.0 million at September 30, 2021 from $5.5 million at December 31, 2020. The increase was also due to an increase in one-to-four family loans, which increased $6.1 million, or 5.3%, to $120.9 million at September 30, 2021 from $114.8 million at December 31, 2020.

Securities available for sale increased $2.7 million or 14.5%, to $21.6 million at September 30, 2021 from $18.9 million at December 31, 2020. We invested a portion of deposits gathered during the nine months ended September 30, 2021 to invest in securities.

Total deposits increased $18.7 million, or 8.6%, to $235.6 million at September 30, 2021 from $217.0 million at December 31, 2020. We experienced increases in regular savings and other deposits of $11.7 million, or 28.1%, to $53.1 million at September 30, 2021 from $41.4 million at December 31, 2020, and in interest-bearing demand deposits of $19.4 million, or 27.8%, to $89.2 million at September 30, 2021 from $69.8 million at December 31, 2020. Noninterest bearing demand deposits increased $1.5 million or 10.8% to $15.9 million at September 30, 2021 from $14.4 million at December 31, 2020. The increases reflected customers depositing stimulus funds, changing spending habits and an increase in new accounts.

Borrowings decreased $20.0 million, or 37.4%, to $33.5 million of borrowings at September 30, 2021, from $53.5 million at December 31, 2020. We used a portion of the cash raised with the conversion and excess cash we received from non-offering deposits during the nine months ended September 30, 2021 to decrease our borrowings, and recognized a net gain of $84,000 for repaying $20.0 million of borrowings.

Stockholders’ equity increased $42.0 million, or 73.8%, to $98.8 million at September 30, 2021 from $56.9 million at December 31, 2020. The increase was mainly due to the funds received in the conversion. The increase also was due to the net income of $1.1 million for the nine months ended September 30, 2021, partially offset by a decrease in accumulated other income (unrealized gains on securities available for sale) of $197,000 for the nine months ended September 30, 2021.

Average Balance Sheets

The following tables sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $113,000 and $332,000 as of September 30, 2021 and September 30, 2020, respectively. Loan balances exclude loans held for sale. Stockholders' equity (book value) per share at September 30, 2021 was $13.29. We had no intangible assets at September 30, 2021.

	Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$240,926	$3,017	5.01%	$234,004	$3,278	5.60%
PPP loans	2,802	128	18.27%	9,859	67	2.72%
Securities	21,138	119	2.25%	20,109	118	2.35%
Federal Home Loan Bank stock	1,421	15	4.22%	2,640	31	4.70%
Federal funds sold	83,140	27	0.13%	40,171	8	0.08%
Total interest-earning assets	349,427	3,306	3.78%	306,783	3,502	4.57%
Noninterest-earning assets	19,190			18,056
Total assets	$368,617			$324,839

Interest-bearing liabilities:
Interest-bearing demand deposits	$76,021	24	0.13%	$65,042	27	0.17%
Regular savings and other deposits	52,184	25	0.19%	36,777	20	0.22%
Money market deposits	4,408	2	0.18%	4,736	3	0.25%
Certificates of deposit	83,037	219	1.05%	89,566	356	1.59%
Total interest-bearing deposits	215,650	270	0.50%	196,121	406	0.83%
Federal Home Loan Bank advances and other borrowings	33,500	149	1.78%	55,823	243	1.74%
Total interest-bearing liabilities	249,150	419	0.67%	251,944	649	1.03%
Noninterest-bearing demand deposits	13,724			16,556
Other noninterest-bearing liabilities	7,415			1,455
Total liabilities	270,289			269,955
Total shareholders’ equity	98,328			54,884
Total liabilities and shareholders’ equity	$368,617			$324,839
Net interest income		$2,887			$2,853
Net interest rate spread (2)			3.11%			3.54%
Net interest-earning assets (3)	$100,277			$54,839
Net interest margin (4)			3.30%			3.72%
Average interest-earning assets to interest-bearing liabilities	1.38			1.22

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$236,719	$9,258	5.21%	$242,261	$9,865	5.43%
PPP loans	3,420	314	12.24%	6,545	158	3.22%
Securities	19,966	335	2.24%	20,808	418	2.68%
Federal Home Loan Bank stock	1,819	50	3.67%	2,703	103	5.08%
Federal funds sold	66,517	61	0.12%	26,692	35	0.17%
Total interest-earning assets	328,441	10,018	4.07%	299,009	10,579	4.72%
Noninterest-earning assets	19,018			18,395
Total assets	$347,459			$317,404

Interest-bearing liabilities:
Interest-bearing demand deposits	$76,235	70	0.12%	$58,371	99	0.23%
Regular savings and other deposits	48,812	69	0.19%	34,158	65	0.25%
Money market deposits	4,617	6	0.17%	4,380	12	0.37%
Certificates of deposit	84,734	714	1.12%	92,352	1,162	1.68%
Total interest-bearing deposits	214,398	859	0.53%	189,261	1,338	0.94%
Federal Home Loan Bank advances and other borrowings	41,266	543	1.75%	57,339	765	1.78%
Total interest-bearing liabilities	255,664	1,402	0.73%	246,600	2,103	1.14%
Noninterest-bearing demand deposits	12,965			15,825	`
Other noninterest-bearing liabilities	8,728			1,319
Total liabilities	277,357			263,744
Total shareholders’ equity	70,102			53,660
Total liabilities and shareholders’ equity	$347,459			$317,404
Net interest income		$8,616			$8,476
Net interest rate spread (2)			3.34%			3.58%
Net interest-earning assets (3)	$72,777			$52,409
Net interest margin (4)			3.50%			3.78%
Average interest-earning assets to interest-bearing liabilities		1.28			1.21

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months ended September 30, 2021 vs. 2020

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$(301)	$(306)	$(607)
PPP Loans	(101)	257	156
Securities	(23)	(60)	(83)
Federal Home Loan Bank stock	(45)	(8)	(53)
Federal funds sold	68	(42)	26
Total interest-earning assets	(401)	(160)	(561)

Interest-bearing liabilities:
Interest-bearing demand Deposits	4,241	(4,270)	(29)
Regular savings and other deposits	3,664	(3,660)	4
Money market deposits	88	(94)	(6)
Certificates of deposit	(128)	(320)	(448)
Total interest-bearing deposits	236	(715)	(479)
Federal Home Loan Bank advances	(286)	64	(222)
Total interest bearing liabilities	(50)	(651)	(701)

Change in net interest income	$(352)	$492	$140

Comparison of Operating Results for the Three months ended September 30, 2021 and 2020

General. Net loss was $(501,000) for the three months ended September 30, 2021, compared to net income of $731,000 for the three months ended September 30, 2020. We experienced loss due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. Additionally, there was a decrease in interest income, partially offset by a decrease in interest expense, with the changes in interest income and interest expense primarily due to changes in market interest rates.

Interest Income. Interest income decreased $195,000, or 5.6%, to $3.3 million for three months ended September 30, 2021 from $3.5 million for the three months ended September 30, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans (excluding PPP loans) decreased $261,000, or 8.0%, to $3.0 million for the three months ended September 30, 2021 from $3.3 million for the three months ended September 30, 2020. Our average balance of loans (excluding PPP loans) increased $6.9 million, or 3.0% for the three months ended September 30, 2021, to $240.1 million for three months ended September 30, 2021 from $234.0 million for the three months ended September 30, 2020. The increase is due to our decisions to retain longer-term, fixed-rate loans instead of selling them, and also due to commercial lending increasing due to the lowering of COVID-19 pandemic restrictions. Our weighted average yield on loans (excluding PPP loans) decreased 59 basis points to 5.01% for the three months ended September 30, 2021 compared to 5.60% for the three months ended September 30, 2020. We recognized $129,000 of interest income on PPP loans during the three months ended September 30, 2021, compared to $67,000 during the three months ended September 30, 2020.

Interest Expense. Interest expense decreased $230,000, or $35.4% to $419,000 for the three months ended September 30, 2021 compared to $649,000 for the three months ended

September 30, 2020. These decreases are due to decreases in rates for deposits and borrowings as well a decrease in borrowings balances.

Interest expense on deposits decreased $136,000, or 33.5%, to $270,000 for the three months ended September 30, 2021 compared to $406,000 for the three months ended September 30, 2020. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $137,000, or 38.5%, to $219,000 for the three months ended September 30, 2021, compared to $356,000 for the three months ended September 30, 2020. We experienced decreases in both the average balance of certificates of deposit ($6.5 million, or 7.3%) for the three months ended September 30, 2021 and 2020, and rates paid on certificates of deposit (54 basis points, to 1.05%) for the three months ended September 30, 2021 and 2020. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates.

Interest expense on borrowings decreased $94,000, or 38.7%, to $149,000 for the three months ended September 30, 2021, compared to $243,000 for the three months ended September 30, 2020. The average balance of borrowings decreased $22.3 million, or 40.0% to $33.5 million for the three months ended September 30, 2021, compared to $55.8 million for the three months ended September 30, 2020. The average rate paid on borrowings increased four basis points to 1.78% for the three months ended September 30, 2021 compared to 1.74% for the three months ended September 30, 2020. The increase was due to paying off lower rate advancing in 2020 and 2021 in order to recognize a gain within non interest income.

Net Interest Income. Net interest income increased $34,000, or 1.2%, to $2.9 million for the three months ended September 30, 2021 from $2.8 million for the three months ended September 30, 2020. Our interest rate spread decreased 36 basis points to 3.18% for the three months ended September 30, 2021, compared to 3.54% for the three months ended September 30, 2020, while our interest margin decreased 35 basis points to 3.37% for the three months ended September 30, 2021 compared to 3.72% for the three months ended September 30, 2020.

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

After an evaluation of these factors, nothing was recorded in the provision for loan losses for the three months ended September 30, 2020 and 2021. Our allowance for loan losses was $2.4 million at September 30, 2021 compared to $2.4 million at December 31, 2020 and $2.3 million at September 30, 2020. The ratio of our allowance for loan losses to total loans was 0.98% at September 30, 2021 compared to 1.01% at December 31, 2020 and 0.98% at September 30, 2020, while the allowance for loan losses to non-performing loans was 1,642.1% at September 30, 2021 compared to 1,935.25% at December 31, 2020. We had $8,000 of charge-offs and $2,000 of recoveries for the three months ended September 30, 2021 compared no charge-offs or recoveries during the three months ended September 30, 2020.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2021.

Non-interest Income. Non-interest income increased $26,000 to $389,000 for the three months ended September 30, 2021 from $363,000 for the three months ended September 30, 2020. The increase was due to an increase in service charges of deposit accounts offset by a decrease in gain on sale of mortgage loans, as we have not sold as many loans as we did in 2020, as described above.

Non-interest Expense. Non-interest expense increased $1.7 million, or 73.3%, to $4.0 million for the three months ended September 30, 2021 compared to $2.3 million for the three months ended September 30, 2020. The increase was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. The additional increase was due to an increase in salaries and employee benefits expense, due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants that began in August of 2020.

Income Tax Expense. We recognized income tax (benefit) expense of ($185,000) and $199,000 for the three months ended September 30, 2021 and 2020, respectively, resulting in effective rates of 27.0% and 21.4%, respectively. The change is due to the tax benefit of the contribution to the Foundation.

Comparison of Operating Results for the Nine months ended September 30, 2021 and 2020

General. Net income was $1.1 million for the nine months ended September 30, 2021, compared to $2.5 million for the nine months ended September 30, 2020. We experienced an increase in non-interest expense due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. and a decrease in interest income, partially offset by a decrease in interest expense, with the changes in interest income and interest expense primarily due to changes in market interest rates.

Interest Income. Interest income decreased $561,000, or 5.3%, to $10.0 million for the nine months ended September 30, 2021 from $10.6 million for the nine months ended September 30, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans (excluding PPP loans) decreased $607,000, or 6.2%, to $9.3 million for the nine months ended September 30, 2021 from $9.9 million for the nine months ended September 30, 2020. Our average balance of loans (excluding PPP loans) decreased $5.5 million, or 2.3%, to $236.7 million for the nine months ended September 30, 2021 from $242.2 million for the nine months ended September 30, 2020. Our weighted average yield on loans (excluding PPP loans) decreased 22 basis points to 5.21% for the nine months ended September 30, 2021 compared to 5.43% for the nine months ended September 30, 2020. The decreases are a reflection of the decreases in market interest rates. We recognized $314,000 of interest income on PPP loans during the nine months ended September 30, 2021, compared to $158,000 during the nine months ended September 30, 2020. Approximately $208,000 of the $314,000 was due to accelerated recognition of income from forgiveness and prepayment of the PPP loans.

Interest Expense. Interest expense decreased $701,000, or 33.3%, to $1.4 million for the nine months ended September 30, 2021 compared to $2.1 million for the nine months ended September 30, 2020. These decreases are due to decreases in rates for deposits and borrowings as well a decrease in borrowings balances.

Interest expense on deposits decreased $479,000, or 35.8%, to $859,000 for the nine months ended September 30, 2021 compared to $1.3 million for the nine months ended September 30, 2020. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $448,000, or 38.6%, to $714,000 for the nine months ended September 30, 2021 from $1.2 million for the nine months ended September 30, 2020. We experienced decreases in both the average balance of certificates of deposit ($7.6 million, or 8.2%) for the nine months ended September 30, 2021 and 2020, and rates paid on certificates of deposit (56 basis points, to 1.12%) for the nine months ended September 30, 2021 and 2020. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates.

Interest expense on borrowings decreased $223,000, or 29.2%, to $542,000 for the nine months ended September 30, 2021 compared to $765,000 for the nine months ended September 30, 2020. The average rate paid on borrowings decreased three basis points to 1.75% for the nine months ended September 30, 2021 compared to 1.78% for the nine months ended September 30, 2020, reflecting decreases in market interest rates. In addition, the average balance of borrowings decreased $16.1 million, or 28.0%, to $41.3 million for the nine months ended September 30, 2021 compared to $57.3 million for the nine months ended September 30, 2020.

Net Interest Income. Net interest income increased $140,000, or 1.6%, to $8.6 million for the nine months ended September 30, 2021 from $8.5 million for the nine months ended September 30, 2020. The increase was due to the decrease in interest expense being greater than our decrease in interest income. Our interest rate spread decreased 34 basis points to 3.34% for the nine months ended September 30, 2021, compared to 3.58% for the nine months ended September 30, 2020, while our net interest margin decreased 28 basis points to 3.50% for the nine months ended September 30, 2021 compared to 3.78% for the nine months ended September 30, 2020.

Provision for Loan Losses. Provisions for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. After an evaluation of these factors, $25,000 was recorded in the provision for loan losses for the nine months ended September 30, 2021, compared to $152,000 for the nine months ended September 30, 2020. Our qualitative factors have decline from September 30, 2021 compared to September 30, 2020 due to reduced uncertainty of the economy and COVID. We had $10,000 of charge-offs and $5,000 of recoveries for the nine months ended September 30, 2021 compared to $20,000 of charge-offs and no recoveries during the nine months ended September 30, 2020.

Non-interest Income. Non-interest income increased $126,000 to $1.2 million for the nine months ended September 30, 2021 from $1.1 million for the nine months ended September 30, 2020. We decreased our borrowings, and recognized a gain of $104,000 for repaying $10.0 million of borrowings during the nine months ended September 30, 2021. Additionally, the Bank recognized additional rental income of $56,000 in 2021 compared to the nine months ended September 30, 2020. ATM income also increased by $88,000. These increases were offset by the gain on sale of mortgage loans decreasing by $154,000, or 42.4%, as we sold $6.7 million of mortgage loans during the nine months ended September 30, 2021 compared to $13.0 million of such sales during the nine months ended September 30, 2020.

Non-interest Expense. Non-interest expense increased $2.2 million, or 34.5%, to $8.4 million for the nine months ended September 30, 2021 compared to $6.3 million for the nine months ended September 30, 2020. The increase was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. Additionally, there was an increase due to the increase in salaries and employee benefits expense of $368,000, or 8.6%, to $4.7 million for the nine months ended September 30, 2021 compared to $4.3 million for the nine months ended September 30, 2020, due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants.

Income Tax Expense. We recognized income tax expense of $252,000 and $674,000 for the nine months ended September 30, 2021 and 2020, respectively, resulting in effective rates of 18.2% and 21.4%, respectively. The change is due to the tax benefit of the contribution to the Foundation.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2021 and December 31, 2020, we had a $112.3 million and 97.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $33.5 million and $53.5 million outstanding as of those dates, respectively. In addition, at September 30, 2021, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at September 30, 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $594,000 million and $1.7 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $(12.6 million) and $16.0 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $41.4 million and $24.4 million for the nine months ended September 30, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2021, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity has been adversely affected following the offering.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2021, we had outstanding commitments to originate loans of $30.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from September 30, 2021 totaled $47.5 million. Management expects that a substantial portion of the maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit Number	Description
10.1	Employment Agreement for John A. Riley, III.

10.2	Employment Agreement for Robin Parson.

10.3	Employment Agreement for T’aira Ugarkovich.

10.4	Employment Agreement for Katrina I. Stephens.

31.1	Certification of John A. Riley, III, Chairman of the Board, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Katrina I. Stephens, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32

Certification of John A. Riley, III, Chairman of the Board, President and Chief Executive Officer, and Katrina I. Stephens, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2021, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: November 12 , 2021	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: November 12 2021	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer