Form 10-K
period 2021-12-31
Cullman Bancorp, Inc. /MD/
filed 2022-03-24
CIK 1845799

pp

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40607

Cullman Bancorp, Inc.

(Name of Registrant as Specified in its Charter)

Maryland	61-1990996
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

316 Second Avenue, S.W., Cullman, Alabama	35055
(Address of Principal Executive Office)	(Zip Code)

(256) 734-1740

(Registrant’s Telephone Number including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock	CULL	The Nasdaq Stock Market LLC

Securities Registered Under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

The aggregate value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of the registrant’s shares of common stock as of July 15, 2021 ($11.40), the first day of trading of the registrant’s common stock, was $66.9 million.

As of March 24, 2022, there were 7,405,893 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CULLMAN BANCORP, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

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
•
inflation and changes in the interest rate environment, including the impact of interest rate reform that applies to transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued, that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
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
•
our ability to retain key employees;
•
the effects of natural or man-made disasters;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. Business

Cullman Bancorp, Inc.

Cullman Bancorp, Inc. is a Maryland corporation that was organized in 2021 and owns 100% of the outstanding common stock of Cullman Savings Bank. Effective July 15, 2021, Cullman Bancorp, Inc. became the stock holding company for Cullman Savings Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. Since the completion of the conversion, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Cullman Savings Bank. At December 31, 2021, we had consolidated assets of $354.7 million, consolidated deposits of $232.0 million and consolidated shareholders’ equity of $99.7 million.

Cullman Bancorp, Inc. is a savings and loan holding company and subject to comprehensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Our executive offices are located at 316 Second Avenue, S.W., Cullman, Alabama 35055. Our telephone number at this address is (256) 734-1740.

Cullman Savings Bank

Cullman Savings Bank is a federally chartered stock savings bank headquartered in Cullman, Alabama. Cullman Savings Bank was originally chartered in 1887 under the name Cullman Building & Loan. In 1994, we converted to a federal savings bank charter and changed our name to Cullman Savings Bank. In 2009, we reorganized from the mutual to the stock form of ownership in connection with our initial mutual holding company reorganization.

Cullman Savings Bank is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency. Cullman Savings Bank is a member of the Federal Home Loan Bank system. Our website address is www.cullmansavingsbank.com. Information on our website is not considered a part of this Annual Report on Form 10-K.

Available Information

Cullman Bancorp, Inc. is a public company, and files current, quarterly and annual reports with the Securities and Exchange Commission. These reports and any amendments to these reports are available for free on our website, www.cullmansavingsbank.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website should not be considered a part of this Annual Report on Form 10-K. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

General

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans and commercial and industrial loans and, to a lesser extent, construction loans, multi-family real estate loans and consumer loans. We also invest in limited amounts of securities. We offer a variety of deposit accounts, including checking accounts, savings accounts, individual retirement accounts and certificate of deposit accounts. We also use Federal Home Loan Bank advances to fund our operations.

Market Area

We conduct our operations from our main office and two additional branch offices, all of which are located in Cullman, Alabama, and one branch office in Hanceville, Alabama. All of our branch offices are located in Cullman County, Alabama. Cullman County, which is largely suburban and rural in nature, is located in north-central Alabama between the cities of Birmingham (approximately 50 miles away) and Huntsville (approximately 55 miles away). We consider Cullman County our primary market area for lending and deposits.

Cullman County’s local economy is somewhat diversified, with employment in wholesale/retail trade, education/healthcare/social services and services comprising the largest employment sectors. Other major employment sectors include finance/insurance/real estate and construction. In addition, many of our residents commute to Birmingham or Huntsville for employment due to the location of those cities compared to Cullman.

Cullman County’s population, which is estimated to be approximately 87,000 as of January 2022, increased at an annual growth rate of 1.1% from 2017 to January 2022, versus comparable Alabama and U.S. population growth rates of 0.7% and 0.6%, respectively. The number of households in Cullman County increased at a 1.1% annual rate from 2017 to January 2022, which exceeded and matched the comparable Alabama and U.S. household growth rates of 0.8% and 0.6%, respectively. Projected five-year population and household growth rates for Cullman County are above the projected growth rates for Alabama and the U.S.

Cullman County’s January 2022 median household income of $55,379 was below the Alabama median of $57,545 and below the U.S. median of $72,465. Similarly, per capita income and household income distribution measures also reflected lower levels of income for Cullman County and Alabama relative to the comparable U.S. measures. Cullman County’s somewhat rural characteristics and lower cost of living are considered factors that contribute to its comparatively lower income measures. Over the next five years, Cullman County is projected to experience slightly higher growth rates in household income and per capita income relative to the comparable projected Alabama and U.S. growth rates.

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, financial technology or “fintech” companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021 (the most recent date for which data is available), our market share of deposits represented 12.7% of Federal Deposit Insurance Corporation-insured deposits in Cullman County, ranking us fifth in market share of deposits out of 12 institutions operating in Cullman County.

Lending Activities

General. Our principal lending activity is the origination of one- to four-family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale. In addition to the loans included in the table below, at December 31, 2021, we had $10.5 million of loans in process. At December 31, 2021 we had no loans held for sale.

	At December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$127,755	50.18%	$114,766	48.98%
Multi-family	3,729	1.46	4,867	2.08
Commercial	76,967	30.23	77,841	33.22
Construction	15,518	6.09	5,504	2.35
Commercial loans	23,433	9.20	20,340	8.68
Consumer loans:
Home equity loans and lines of credit	3,717	1.46	3,520	1.50
Other consumer	2,714	1.07	2,347	1.00
Paycheck protection program loans	779	0.31	5,145	2.20
	254,612	100.00%	234,330	100.00%
Less:
Net deferred loan fees	(46)		(170)
Allowance for losses	(2,406)		(2,361)
Total loans	$252,160		$231,799

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$2,000	$—	$6,149	$15,414
More than one to five years	5,804	546	36,142	104
More than five to 15 years	22,027	3,183	33,677	—
More than 15 years	97,924	—	999	—
Total	$127,755	$3,729	$76,967	$15,518

	Commercial	Consumer	Home equity loans and lines of credit	Paycheck Protection Program	Total
	(In thousands)

Amounts due in:	$12,792	$1,116	$—	$7	$37,478
One year or less	9,384	1,583	446	772	54,781
More than one to five years	1,257	15	3,271	—	63,430
More than five to 15 years	—	—	—	—	98,923
More than 15 years	$23,433	$2,714	$3,717	$779	$254,612
Total

The following table sets forth our fixed and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$123,027	$2,728	125,755
Multi-family	3,591	139	3,730
Commercial	69,736	1,082	70,818
Construction	104	—	104
Commercial loans	10,640	—	10,640
Consumer loans:
Home equity loans and lines of credit	249	3,468	3,717
Other consumer	1,598	—	1,598
Paycheck protection program loans	772	—	772
Total loans	$209,717	$7,417	$217,134

One- to-Four Family Residential Real Estate Lending. We originate long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2021, $127.8 million, or 50.18% of our total loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential real estate loan balance was $148,000 and our largest outstanding residential loan had a principal balance of $1.8 million. Virtually all of the residential loans we originate are secured by properties located in our market area.

Due to consumer demand in the current low market interest rate environment, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale on a servicing-released basis. However, to accommodate customers, we will originate loans that do not conform with secondary market standards, and we will usually hold such loans in our portfolio.

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates that adjust annually based on the Federal Home Loan Bank of San Francisco 11th District Monthly Weighted Average Cost of Funds Index. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of five or ten years. Such loans carry terms to maturity of up to 30 years. At December 31, 2021, $2.7 million, or 2.14% of our one- to four-family residential real estate loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to-four family residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to-four family residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 89.99% for owner-occupied one- to-four family homes and up to 80% for non-owner occupied homes.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties and restaurants located in our primary market area. At December 31, 2021, we had $77.0 million in commercial real estate loans, representing 30.23% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2021, our largest commercial real estate loan totaled $5.8 million and was secured by two hotels. At December 31, 2021, this loan was performing in accordance with its contractual terms.

Classified within our commercial real estate loans are land loans. We make a limited amount of land loans to complement our construction lending activities, and such loans are generally secured by lots that will be used for commercial real estate development. Land loans also include loans secured by farm land and land purchased for investment purposes. Land loans are generally offered for terms of up to 15 years. The maximum loan-to-value ratio of land loans is 75%.

Set forth below is information regarding our commercial real estate loans at December 31, 2021:

Type of Loan	Number of Loans	Balance
		(In thousands)
Residential one- to four-family non-owner occupied	6	$2,318
Office/mixed use	25	14,668
Poultry house/car wash/skating rink	2	5,942
Retail/wholesale automobile-tire center	25	9,082
Restaurant/fast food/gas station/grocery	6	6,198
Hotel/motel/inn	11	6,623
Self-storage facility	38	13,560
Other commercial real estate	80	18,576
Total	193	$76,967

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors or by internal evaluations, where permitted by regulation. Personal guarantees are generally obtained from the principals of commercial real estate borrowers and, in the case of church loans, guarantees from the applicable denomination are generally obtained.

Commercial Business Lending. We originate commercial business loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. The commercial business loans that we offer are fixed-rate loans, generally for a one-year term. Our commercial business loan portfolio consists primarily of secured loans, along with a small amount of unsecured loans. At December 31, 2021, we had $23.4 million of commercial business loans outstanding, representing 9.20% of the total loan portfolio, and we may increase this type of lending in the future.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment.

The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $779,000 at December 31, 2021.

At December 31, 2021, our largest commercial business loan relationship totaled $3.8 million and was secured by sales tax receipts. At December 31, 2021, this loan was performing in accordance with its contractual terms.

Multi-Family Real Estate Lending. At December 31, 2021, we had $3.7 million in multi-family real estate loans, representing 1.46% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum amortization term of 20 years and are secured by apartment buildings located within our primary market area. Our multi-family real estate loans are structured as balloon loans, with interest rates on these loans generally fixed for an initial period of three to five years and then adjusted based on current market rates and competition. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At December 31, 2021, our largest multi-family loan had a balance of $1.0 million and was secured by an apartment complex. At December 31, 2021, this loan was performing in accordance with its contractual terms.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2021, our construction loans totaled $15.5 million, representing 6.09% of our total loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

At December 31, 2021, our largest consumer construction loan was for $1.9 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2021.

Home Equity Lending. We originate variable-rate and fixed-rate home equity lines of credit secured by a lien on the borrower’s primary residence. Our home equity products are limited to 89.99% of the property value less any other mortgages when we hold the first mortgage, and 80% when we do not hold the first mortgage. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. At December 31, 2021, we had $3.7 million or 1.46% of our total loans in home equity loans and outstanding advances under home equity lines of credit and an additional $7.6 million of funds committed, but not advanced, under home equity lines of credit.

Consumer Lending. We originate limited amounts of consumer loans apart from home equity lines of credit. At December 31, 2021, we had $2.7 million of consumer loans outstanding, representing 1.07% of the total loan portfolio. Consumer loans consist of loans secured by deposits, automobile loans and miscellaneous other types of installment loans.

Loan Underwriting Risks

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide monthly, quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.15x.

If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

Commercial and Industrial Loans. Our commercial and industrial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, collateral for commercial and industrial loans consists of accounts receivable, inventory or equipment. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself.

Construction Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, an increased monthly payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying collateral also may be adversely affected in a high interest rate environment.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our salaried loan personnel operating at our main office. All loans we originate are underwritten pursuant to our policies and procedures. We originate fixed-rate loans and adjustable-rate loans. Our ability to originate fixed-rate loans or adjustable-rate loans depends on relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

We sell certain loans we originate into the secondary market. We consider the pricing for loans as well as the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2021, we had no loans held for sale. We sell loans on a “best efforts” basis, and we generally have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2021, we had $1.79 million in loan participation interests. We generally do not purchase whole loans from third parties to supplement our loan production.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Cullman Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cullman Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, Cullman Savings Bank’s loans-to-one-borrower limit was approximately $10.5 million. At December 31, 2021, our largest loan relationship with one borrower was a single loan for $5.8 million, which was secured by two hotels, and the underlying loan was performing in accordance with its contractual terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns.

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our Chief Executive Officer has individual authorization to approve loans up to $500,000. Each of our Director of Lending and our Executive Vice President has individual authorization to approve loans up to $250,000. An individual loan or aggregate credit commitment in excess of $3.0 million requires approval by the Chief Executive Officer, Director of Lending and Executive Vice President, along with the Loan Committee, and must be reported to the board of directors prior to the loan transaction occurring.

Generally, we require title insurance or abstracts on our mortgage loans as well as extended coverage in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Delinquencies and Asset Quality

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the last day of the month, a late notice is generated stating the payment and late charges due. Our policies provide borrowers that become 60 days or more delinquent are contacted by phone or mail to determine the reason for nonpayment and to discuss future payments, although in practice we generally contact such borrowers within 30 days. If repayment is not possible or doubtful, the loan will be brought to the board of directors for possible foreclosure. Once the board of directors declares a loan due and payable, a certified letter is sent to the borrower explaining the entire balance of the loan is due and payable. The borrower is permitted ten additional days to submit payment. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. If the borrower does not respond, we will initiate foreclosure proceedings.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

A loan is classified as a troubled debt restructuring if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. This usually includes a modification of loan terms, such as a reduction of the interest rate to below market terms, capitalizing past due interest or extending the maturity date and possibly a partial forgiveness of the principal amount due.

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from troubled debt restructuring classification under U.S. GAAP. In addition, the bank regulatory agencies have issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) for loans that were current as of the loan modification program implementation date are not troubled debt restructurings. Through December 31, 2021, we had granted short-term deferrals on 61 loans that were otherwise performing, totaling approximately $14.9 million. As of December 31, 2021, all of these loans have returned to normal payment status.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated. We had no PPP loans delinquent at December 31, 2021 or 2020.

	At December 31,
	2021			2020
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$1,553	$734	$193	$1,723	$370	$104
Multi-family	—	—	—	—	—	—
Commercial	292	—	—	437	—	—
Construction	—	—	—	—	—	—
Commercial loans	90	—	—	8	—	—
Consumer loans:
Home equity loans and lines of credit	32	—	—	—	33	—
Other consumer	27	—	—	2	—	—
Total	$1,994	$734	$193	$2,170	$403	$104

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $104,000 and $18,000 as of December 31, 2021 and December 31, 2020. No PPP loans were considered non-performing at December 31, 2021 or 2020.

	At December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$14	$18
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	90	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total non-accrual loans	$104	$18

Accruing loans past due 90 days or more	—	104

Real estate owned:
One- to four-family residential	74	108
Multi-family	—	—
Commercial	326	326
Construction	—	—
Total real estate owned	$400	434

Total non-performing assets	$504	$556

Total accruing troubled debt restructured loans	$2,878	$2,319
Total non-performing loans to total loans	0.12%	0.05%
Total non-accruing loans to total loans	0.04%	0.01%
Total non-performing assets to total assets	0.14%	0.17%

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2021	2020
	(In thousands)
Substandard assets	$3,750	$8,439
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$3,750	$8,439
Special mention assets	$2,073	$112
Foreclosed real estate	$400	$434

The decrease in substandard assets was primarily due to a large relationship paying off.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2021	2020
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$2,361	$2,218
Provision for loan losses	60	152
Charge-offs:
Real estate loans:
One- to four-family residential	(6)	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	(14)	(20)
Paycheck protection program loans	—	—
Total charge-offs	(20)	(20)

Recoveries:
Real estate loans:
One- to four-family residential	—	5
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	5	6
Paycheck protection program loans	—	—
Total recoveries	5	11

Net (charge-offs) recoveries	(15)	(9)

Allowance at end of year	$2,406	$2,361

Allowance to non-performing loans	810%	1935.25%
Allowance to total loans outstanding at the end of the year	0.94%	1.01%
Net (charge-offs) recoveries to average loans outstanding for the year:
One- to four-family residential	—%	—%
Multi-family	—%	—%
Commercial real estate	—%	—%
Construction	—%	—%
Commercial and industrial loans	—%	—%
Home equity loans and lines of credit	—%	—%
Other consumer	(0.42)%	(1.00)%
Paycheck protection program loans	—%	—%
Net total (charge-offs) recoveries to average loans outstanding for the year	(0.01)%	—%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,355	56.32%	50.18%	$1,300	55.07%	48.98%
Multi-family	19	0.79	1.46	27	1.15	2.08
Commercial	712	29.59	30.23	746	31.57	33.22
Construction	109	4.53	6.09	37	1.57	2.35
Commercial and industrial loans	145	6.03	9.2	187	7.93	8.68
Consumer loans:
Home equity loans and lines of credit	35	1.45	1.46	38	1.61	1.50
Other consumer	31	1.29	1.07	26	1.10	1.00
Paycheck protection program loans	0	—	0.31	—	—	2.20
Total	$2,406	100.00%	100.00%	$2,361	100.00%	100.00%

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity, meet pledging requirements, generate a reasonable rate of return, and minimize credit and interest rate risk. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer (all investment decisions require the approval of both investment officers). All investment transactions are reviewed at regularly scheduled quarterly meetings of the board of directors.

Our current investment policy permits investments in securities issued by the U.S. Government and its agencies or government sponsored enterprises. We also invest in mortgage-backed securities and, to a lesser extent, mutual funds that invest in mortgage-backed securities. Our investment policy also permits, with certain limitations, investments in bank-owned life insurance, collateralized mortgage obligations, asset-backed securities, real estate mortgage investment conduits, Alabama revenue bonds and municipal securities.

At December 31, 2021, our investment securities portfolio totaled $21.3 million, and consisted primarily of securities and obligations issued by municipalities. In addition, at December 31, 2021, we owned $859,000 of Federal Home Loan Bank of Atlanta stock. As a member of Federal Home Loan Bank of Atlanta, we are required to purchase stock in the Federal Home Loan Bank of Atlanta, which stock is carried at cost and classified as restricted equity securities.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Agencies	—	—%	—	—%	—	—%	3,000	2.11%	3,000	2,957	2.11%
Municipal securities - taxable	—	—%	731	3.06%	2,037	3.50%	11,070	2.42%	13,839	14,157	2.61%
Municipal securities - tax-exempt	—	—%	670	2.47%	695	2.20%	—	—%	1,365	1,399	2.08%
Residential mortgage-backed, government-sponsored enterprise	—	—%	172	2.29%	347	2.25%	1,120	2.06%	1,638	1,669	2.17%
SBA-guaranteed debenture	—	—%	1,120	1.96%	—	—%	—	—%	1,120	1,131	1.96%
Total	$—	—%	$2,693	2.41%	$3,079	3.06%	$15,190	2.33%	$20,962	$21,313	2.45%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, and had $10.2 million of such deposits as of December 31, 2021. In addition, we had $15.4 million of municipal deposits at December 31, 2021.

On a periodic basis, we establish interest rates paid, maturity terms, service fees and withdrawal penalties. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Cullman Savings Bank in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2021			2020
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$23,011	9.92%	—%	$14,374	6.63%	—%
Interest-bearing demand deposits	68,556	29.55	0.12	69,758	32.15	0.21
Regular savings and other deposits	55,280	23.83	0.19	41,404	19.08	0.24
Money market deposits	4,893	2.10	0.17	5,383	2.48	0.31
Certificates of deposit	80,281	34.60	1.09	86,044	39.66	1.62
Total	$232,021	100.00%	0.51%	$216,963	100.00%	0.88%

As of December 31, 2021 and 2020, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $93.4 million and $86.6 million, respectively. In addition, as of December 31, 2021 and 2020, the aggregate amount of all our uninsured certificates of deposit was $34.2 million and $35.1 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2021.

At December 31, 2021
(In thousands)
Maturity Period:
Three months or less	$9,758
Over three through six months	4,255
Over six through twelve months	4,562
Over twelve months	15,580
Total	$34,155

Borrowings. As of December 31, 2021, we had a $111.3 million line of credit with the Federal Home Loan Bank of Atlanta, of which $18.5 million was outstanding at that date with a weighted average cost of 1.81%. In addition to the Federal Home Loan Bank of Atlanta line of credit, we have an unsecured federal funds lines of credit, in the amount of $10.0 million. No amount was outstanding on this line of credit at December 31, 2021.

Subsidiary Activities

Cullman Bancorp, Inc. has no subsidiaries other than Cullman Savings Bank.

Personnel

As of December 31, 2021, we had 50 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

TAXATION

Cullman Bancorp, Inc. and Cullman Savings Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent tax matters and is not a comprehensive description of the tax rules applicable to Cullman Bancorp, Inc. or Cullman Savings Bank. Our federal and state tax returns have not been audited for the past five years.

Federal Taxation

Conversion. Effective July 15, 2021, Cullman Bancorp, Inc. a federal corporation (Cullman Federal) acquired the assets, liabilities and equity of Cullman Savings Bank, MHC, under the tax-free merger rules and within the meaning of Section 368(a)(1)(A), wherein Cullman Savings Bank, MHC ceased to exist upon merging with and into Cullman Federal as the surviving entity. Upon this merger and on this same date, Cullman Federal ceased to exist upon merging with and into Cullman Bancorp, Inc (a Maryland corporation) as the surviving entity, constituting a mere change in identity form or place of organization within the meaning and under the tax-free reorganization rules of Section 368(a)(1)(F).

Method of Accounting. Cullman Bancorp, Inc. and Cullman Savings Bank currently report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. Cullman Bancorp, Inc. and Cullman Savings Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, Cullman Savings Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the experience method under Section 585 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).

Alternative Minimum Tax. For income generated prior to January 1, 2018, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated after January 1, 2018. At December 31, 2021, Cullman Bancorp, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2021, Cullman Bancorp, Inc. had no federal net operating loss carryforwards

Corporate Dividends. Cullman Bancorp, Inc. may generally exclude from its income 100% of dividends received from Cullman Savings Bank as a member of the same affiliated group of corporations.

State Taxation

Alabama State Taxation. Alabama reorganization and conversion rules follow the federal rules of reorganization and conversion rules. Cullman Bancorp, Inc. and Cullman Savings Bank are required to file Alabama income tax returns and pay tax at a stated tax rate of 6.5% of Alabama taxable income. For these purposes, Alabama taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations and the deduction of federal income taxes paid.

Maryland State Taxation. As a Maryland business corporation, Cullman Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the State of Maryland.

SUPERVISION AND REGULATION

General

As a federal savings bank, Cullman Savings Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Cullman Savings Bank may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund, and not for the protection of security holders. Cullman Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Cullman Savings Bank, or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Many financial “consumer protection” statutes are implemented by regulations issued by the Consumer Financial Protection Bureau. For federal savings banks of Cullman Savings Bank’s asset size, compliance with such statutes and regulations is determined by the Office of the Comptroller of the Currency through its examinations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Cullman Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Cullman Bancorp, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Cullman Bancorp, Inc. and Cullman Savings Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Cullman Savings Bank and Cullman Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Cullman Savings Bank and Cullman Bancorp, Inc.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings bank may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits. Federal savings banks are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments.

Federal savings banks with less than $20 billion of assets as of December 31, 2017 may elect to exercise national bank powers without converting to a national bank charter. Cullman Savings Bank has not exercised the covered savings association election.

Capital Requirements. The bank implemented the community bank leverage ratio which removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.5% as of December 31, 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7.5% as of December 31, 2021, and greater than 8% thereafter. .

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies, including the Office of the Comptroller of the Currency, are required to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The community bank leverage ratio was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two quarter grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.

Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. Cullman Savings Bank has opted in to the community bank leverage framework.

At December 31, 2021, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Cullman Savings Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Cullman Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of every 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Cullman Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, Cullman Savings Bank satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•
the savings bank would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Cullman Savings Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•
the federal savings bank would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Cullman Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Cullman Savings Bank. Cullman Bancorp, Inc. will be an affiliate of Cullman Savings Bank because of its control of Cullman Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Cullman Savings Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Cullman Savings Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Cullman Savings Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. The maximum penalties that can be assessed are generally based on the type and severity of the violation, unsafe and unsound practice or other action, and are adjusted annually for inflation. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. In addition, federal savings banks may establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rules establishing an elective “community bank leverage ratio” regulatory capital framework provide that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2021, Cullman Savings Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation-insured financial institutions such as Cullman Savings Bank, generally up to a maximum of $250,000 per separately insured depositor. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Cullman Savings Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that Cullman Savings Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship. In addition, Cullman Savings Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Cullman Savings Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Cullman Savings Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Cullman Savings Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Cullman Savings Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cullman Savings Bank was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Atlanta, the stock has no quoted market value and is carried at cost. Cullman Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Atlanta stock. At December 31, 2021, no impairment had been recognized.

Holding Company Regulation

Cullman Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Cullman Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Cullman Savings Bank.

The business activities of savings and loan holding companies are generally limited to those activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations, unless the holding company has elected "financial holding company" status. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. Cullman Bancorp Inc. has not elected financial holding company status. Federal law generally prohibits the acquisition of more than 5% of a class of voting stock of a company engaged in impermissible activities.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state savings and loan holding companies.

Savings and loan holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.

The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company's common stock divided. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result, at the end of a quarter, in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Cullman Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as Cullman Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

Federal Securities Laws

Cullman Bancorp, Inc. common stock is registered with the Securities and Exchange Commission. Cullman Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Cullman Bancorp, Inc.’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Cullman Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Cullman Bancorp, Inc. are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Cullman Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Cullman Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Cullman Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

Cullman Bancorp, Inc. is an emerging growth company. For as long as Cullman Bancorp, Inc. continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, Cullman Bancorp, Inc. also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Cullman Bancorp, Inc. will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of this offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We conduct our operations from our main office and two additional branch offices, all of which are located in Cullman, Alabama, and one branch office in Hanceville, Alabama. All of our branch offices are located in Cullman County, Alabama. At December 31, 2021, the net book value of our premises and equipment was $9.5 million.

ITEM 3. Legal Proceedings

At December 31, 2021, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)
Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “CULL.” The approximate number of holders of record of Cullman Bancorp, Inc.’s common stock as of March 24, 2022 was 715. Certain shares of Cullman Bancorp, Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)
Sales of Unregistered Securities. Not applicable.

(c)
Use of Proceeds. Not applicable.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

(e)
Stock Repurchases. There have been no repurchases of our shares of common stock since the conversion date of July 15, 2021. Federal regulations generally prohibit us from repurchasing our common stock for the first year following the completion of the mutual-to-stock conversion of Cullman Savings Bank, MHC.

(1)

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements that appear elsewhere in this Annual Report on Form 10-K.

Overview

Total assets increased $23.3 million, or 7.0%, to $354.7 million at December 31, 2021 from $331.3 million at December 31, 2020. The increase was due to an increase in loans funded by an increase in deposits and equity from the capital raised in the conversion. During the year, we have been holding more longer-term, fixed-rate loans in our portfolio than during 2020. Total deposits increased $15.1 million, or 6.9%, to $232.0 million at December 31, 2021 from $217.0 million at December 31, 2020. The increase in deposits was due to the increase in the regular savings and other deposits categories, as we have grown accounts and customers have continued to reduce spending.

Net income decreased $1.8 million, or 50.7%, to $1.8 million for the year ended December 31, 2021, compared to $3.5 million for the year ended December 31, 2020. The decrease was due primarily to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. The additional decrease was due to increases in non-interest expense and a decrease in interest income, partially offset by decreases in interest expense and income tax expense. Interest income decreased $802,000, or 5.7%, to $13.4 million for the year ended December 31, 2021 from $14.2 million for the year ended December 31, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest expense decreased $1.1 million, or 37.7%, to $1.8 million for the year ended December 31, 2021 compared to $2.9 million for the year ended December 31, 2020, due to a decrease of $586,000 in interest expense on deposits and a decrease of $495,000 in interest expense on borrowings.

We recorded provisions for loan losses of $60,000 and $152,000 for the years ended December 31, 2021 and 2020, respectively. Our allowance for loan losses was $2.4 million at December 31, 2021 and 2020. The allowance for loan losses to total loans was 0.94% at December 31, 2021 compared to 1.01% at December 31, 2020, while the allowance for loan losses to non-performing loans was 810.10% at December 31, 2021 compared to 1,935.25% at December 31, 2020. We had charge-offs of $20,000 and recoveries of $15,000 during the year ended December 31, 2021.

Impact of COVID-19 Outbreak

To address the economic impact in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs. The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements.

In addition, the Federal Reserve Board took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero. In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

•
Operating our branches under a drive-through model with appointment-only lobby service when needed.
•
Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP.

We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under U.S. GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.

During the year ended December 31, 2020, we granted short-term payment deferrals on 61 loans, totaling approximately $17.7 million in aggregate principal amount. As of December 31, 2021, all of these loans, have returned to normal payment status.

Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are uncertain. Adverse effects on our business and results of operations could include: decreased demand for our products and services, protracted periods of lower interest rates, increased non-interest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

Summary of Significant Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be significant accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have determined to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our significant accounting policies:

Allowance for Loan Losses. The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the allowance for loan losses could change significantly.

The allocation methodology applied by Cullman Savings Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2021 and December 31, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses and, as a result of such reviews, we may have to adjust our allowance for loan losses.

The Financial Accounting Standards Board has delayed the effective date of the implementation of the Current Expected Credit Loss, or CECL, standard for Cullman Bancorp and Cullman Savings Bank until January 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which will greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses and may require us to increase our allowance for credit losses.

Income Taxes. The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the results of operations and reported earnings.

Cullman Bancorp will file consolidated federal and state income tax returns with Cullman Savings Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Selected Consolidated Financial and Other Data

The summary information presented below at each date or for each of the years presented is derived in part from our consolidated financial statements.

	At December 31,
	2021	2020	2019
	(In thousands)
Selected Financial Condition Data:
Total assets	$354,709	$331,396	$298,055
Securities available for sale	21,313	18,875	23,544
Loans held for sale	—	173	—
Loans receivable, net	252,160	231,799	248,785
Premises and equipment, net	9,484	8,576	8,538
Foreclosed real estate	400	434	386
Federal Home Loan Bank stock, at cost	859	2,541	2,452
Bank owned life insurance	5,737	5,657	5,506
Deposits	232,021	216,963	188,888
Borrowings	18,500	53,500	51,500
Shareholders’ equity	99,734	56,875	53,395

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Selected Operating Data:
Interest income	$13,370	$14,172	$14,332
Interest expense	1,786	2,867	3,118
Net interest income	11,584	11,305	11,214
Provision for loan losses	60	152	55
Net interest income after provision for loan losses	11,524	11,153	11,159
Noninterest income	1,509	1,449	1,456
Noninterest expense	10,939	8,099	7,863
Income before income tax expense	2,094	4,503	4,752
Income tax expense	344	957	1,018
Net income	$1,750	$3,546	$3,734
Earnings per share - basic (1)	$0.25	$0.52	$0.55
Earnings per share - diluted (1)	$0.25	$0.52	$0.55

	At or For the Years Ended December 31,
	2021	2020	2019
Performance Ratios:
Return on average assets	0.50%	1.13%	1.26%
Return on average equity	2.26%	6.43%	7.17%
Interest rate spread (2)	3.30%	3.54%	3.74%
Net interest margin (3)	3.46%	3.75%	3.98%
Noninterest expense to average assets	3.11%	2.57%	2.66%
Efficiency ratio (4)	84.00%	64.27%	62.33%
Average interest-earning assets to average interest-bearing liabilities	1.31x	1.22x	1.22x
Capital Ratios:
Average equity to average assets	21.93%	17.52%	17.60%
Total capital to risk-weighted assets (5)	N/A (5)	N/A (5)	22.40%
Tier 1 capital to risk-weighted assets (5)	N/A (5)	N/A (5)	21.41%
Common equity tier 1 capital to risk-weighted assets (5)	N/A (5)	N/A (5)	21.41%
Tier 1 capital to average assets (5)	18.83%	15.49%	15.86%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.94%	1.01%	0.88%
Allowance for loan losses as a percentage of non-performing loans	810.10%	1935.25%	1642.96%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.01)%	—	—
Non-performing loans as a percentage of total loans	0.12%	0.05%	0.05%
Non-performing loans as a percentage of total assets	0.08%	0.04%	0.05%
Total non-performing assets as a percentage of total assets	0.14%	0.17%	0.17%
Other:
Number of offices	4	4	4
Number of full-time equivalent employees	50	50	49

(1)
Amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering.
(2)
Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)
Represents net interest income as a percentage of average interest-earning assets.
(4)
Represents noninterest expenses divided by the sum of net interest income after provision and noninterest income.
(5)
Ratios are for Cullman Savings Bank. During the year ended December 31, 2020, Cullman Savings Bank elected the “community bank leverage ratio” alternate capital reporting framework. For additional information, see “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”

Comparison of Financial Condition at December 31, 2021 and 2020

Total assets increased $23.3 million, or 7.0%, to $354.7 million at December 31,2021 from $331.4 at December 31,2020. The increase was due to an increase in loans funded from an increase in deposits and and increase in equity from the stock conversion.

Cash and cash equivalents increased $1.6 million to $61.9 million at December 31, 2021 from $60.4 million at December 31, 2020. The increase was due to an increase in deposits from an increase in accounts and continued reduced spending by our customers.

Gross loans held for investment increased $20.3 million, or 8.7%, to $254.6 million at December 31, 2021 from $234.3 million at December 31, 2020. The increase was primarily due to an increase in one-to-four family residential real estate loan, which increased $12.9 million, or 11.3%, to $127.7 million at December 31, 2021 from $114.8 million at December 31, 2020. We have held more longer-term loans in our portfolio than 2020. Construction loans have increased $10.0 million, or 181.9% to $$15.8 million at December 31, 2021 from $5.5 million at December 31, 2020. This is a combination of commercial and mortgage construction.

Securities available-for-sale increased $2.4 million, or 12.9%, to $21.3 million at December 31, 2021 from $18.9 million at December 31, 2020. We purchased $3 million in U.S Government agencies during 2021 as well as replacing municipal securities that were called in order to diversify our portfolio.

Total deposits increased $15.1 million, or 6.9%, to $232.0 million at December 31, 2021 from $217.0 at December 31, 2020. The increase in deposits was due to the increase in the regular savings and other deposits categories, as we have grown accounts and customers have continued to reduced spending. Regular savings and other deposits increased $13.9 million, or 33.5%, to $55.3 million at December 31, 2021 from $41.4 million at December 31, 2020.

We had $18.5 million of borrowings at December 31, 2021, compared to $53.5 million of borrowings at December 31, 2020. We decreased our borrowings based on the high amount of liquidity the bank had during 2021. We regularly review or liquidity position based on alternative uses of available funds as well as market conditions.

Shareholders' equity increased by $42.8 million, or 75.4%, to $99.7 million at December 31, 2021 compared to $56.9 million at December 31, 2020. The increase was due primarily to the capital raised in the offering.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $46,000 and $170,000 for the years ended December 31, 2021 and 2020, respectively. Loan balances exclude loans held for sale. The decrease in deferred loan fees is due to the PPP balance decrease allowing the fee income to be recognized. Stockholders’ equity (book value) per share at December 31, 2021 was $10.46. We had no intangible assets at December 31, 2021.

	For the Years Ended December 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$239,145	12,381	5.18%	$236,982	$13,126	5.54%
PPP loans	2,872	378	13.17%	9,075	342	3.77%
Securities	20,356	461	2.26%	20,465	530	2.59%
Federal Home Loan Bank stock	1,691	74	4.37%	2,662	130	4.88%
Federal funds sold	70,452	76	0.11%	32,553	44	0.14%
Total interest-earning assets	334,516	13,370	4.00%	301,737	14,172	4.70%
Noninterest-earning assets	18,749			12,989
Total assets	$353,265			$314,726
Interest-bearing liabilities:
Interest-bearing demand deposits	$77,301	95	0.12%	$60,916	125	0.21%
Regular savings and other deposits	50,278	94	0.19%	35,749	86	0.24%
Money market deposits	4,627	8	0.17%	4,524	14	0.31%
Certificates of deposit	83,956	913	1.09%	90,603	1,471	1.62%
Total interest-bearing deposits	216,162	1,110	0.51%	191,792	1,696	0.88%
Federal Home Loan Bank advances and other
borrowings	38,568	676	1.75%	56,374	1,171	2.08%
Total interest-bearing liabilities	254,730	1,786	0.70%	248,166	2,867	1.16%
Noninterest-bearing demand deposits	13,163			9,902
Other noninterest-bearing liabilities	7,887			1,523
Total liabilities	275,780			259,591
Total shareholders’ equity	77,485			55,135
Total liabilities and shareholders’ equity	$353,265			$314,726
Net interest income		$11,584			$11,305
Net interest rate spread (1)			3.30%			3.54%
Net interest-earning assets (2)	$79,786			$53,571
Net interest margin (3)			3.46%			3.75%
Average interest-earning assets to interest-bearing liabilities	1.31x			1.22x

————————

(1)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Years Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:	(In thousands)
Loans (excluding PPP loans)	$120	$(865)	$(745)
PPP loans	(234)	270	36
Securities	(3)	(66)	(69)
Federal Home Loan Bank stock	(47)	(9)	(56)
Fed funds sold and other	53	(21)	32
Total interest-earning assets	(111)	(691)	(802)
Interest-bearing liabilities:
Interest-bearing demand deposits	34	(64)	(30)
Regular savings and other deposits	35	(27)	8
Money Market deposits	-	(6)	(6)
Certificates of deposits	(108)	(450)	(558)
Total deposits	(39)	(547)	(586)
Federal Home Loan Bank advances and other borrowings	(370)	(125)	(495)
Total interest-bearing liabilities	(409)	(672)	(1,081)
Change in net interest income	$298	$(19)	$279

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. Net income decreased $1.8 million, or 50.7%, to $1.8 million at December 31, 2021 compared to $3.5 million at December 31, 2020. The decrease was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. Additionally, there was a decrease in interest income, offset by a decrease in interest expense, with the changes in interest income and interest expense primarily due to changes in the market interest rates.

Interest Income. Interest income decreased $802,000, or 5.7%, to $13.4 million at December 31, 2021 from $14.2 million at December 31, 2020. The decrease was due primarily to a decrease in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans decreased $709,000, or 5.3%, to $12.8 million for the year ended December 31, 2021 from $13.4 million for the year ended December 31, 2020. Our average balance of loans increased $2.2 million, or 0.9% for the year ended December 31, 2021 The increase is due to the decision to no longer sell longer-term, fixed-rate loans. Our weighted average yield on loans (excluding PPP loans) decreased 36 basis points to 5.18% for the year ended December 31, 2021 compared to 5.54% for the year ended December 31, 2020. The decrease was due to the current market interest rates. We recognized $378,000 of interest income on PPP loans during the year ended December 31, 2021, compared to $342,000 for the year ended December 31, 2020. As of December 31, 2021, we had approximately $39,000 of additional interest and fee income on PPP loans to be recognized in future periods.

Interest Expense. Interest expense decreased $1.1 million, or 37.7%, to $1.8 million for the year ended December 31, 2021 compared to $2.9 million for the year ended December 31, 2020. The decrease was due to a decrease of $586,000 in interest expense on deposits and a decrease of $495,000 in interest expense on borrowings in 2021.

The decrease in interest expense on deposits was due primarily to a decrease in interest expense on certificates of deposit, which decreased $558,000, or 37.9%, to $913,000 for the year ended December 31, 2021 from $1.5 million for the year ended December 31, 2020. We experienced decreases in both the average balance of and rates paid on certificates of deposit. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates. Interest paid on other deposit types also decreased (particularly interest-bearing demand deposits, which decreased $30,000, or 24%) due to a decrease in rates, despite an increase in the average balance.

Interest expense on borrowings decreased $495,000, or 42.3%, and was $676,000 for the year ended December 31, 2021 compared to $1.2 million for the year ended December 31, 2020. The average rate we paid on borrowings decreased 33 basis points to 1.75% for the year ended December 31, 2021 compared to 2.08% for the year ended December 31, 2020. The average balances decreased $17.8 million, or 31.6%, to $38.6 million for the year ended December 31, 2021 compared to $56.4 million for the year ended December 31, 2020.

Net Interest Income. Net interest income increased $279,000, or 2.5%, to $11.6 million for the year ended December 31, 2021 from $11.3 million for the year ended December 31, 2020, as a result of our interest expense decreasing faster than our interest income. Our interest rate spread decreased 24 basis points to 3.30% for the year ended December 31, 2021, compared to 3.54% for the year ended December 31, 2020, while our net interest margin decreased 29 basis points to 3.46% for the year ended December 31, 2021 compared to 3.75% for the year ended December 31, 2020.

Provision for Loan Losses. Provision for loan losses are charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for loan losses, management analyzes several qualitative loan portfolio risk factors including, but not limited to, management's ongoing review and grading of loans, facts and issues related to specific loans, historical specific loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loan or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. See "Summary of Significant Accounting Policies" for additional information.

After an evaluation of these factors, and particularly in light of the ongoing COVID-19 pandemic, we recorded provisions for loan losses of $60,000 and $152,000 for the years ended December 31, 2021 and 2020, respectively. Our allowance for loan losses was $2.4 million for both the years ended December 31, 2021 and 2020. The ratio of our allowance for loan losses to total loans was 0.94% at December 31, 2021 compared to 1.01% at December 31, 2020, while the allowance for loan losses to non-performing loans was 810.1% at December 31, 2021 compared to 1,935.3% at December 31, 2020. We had charge-offs of $20,000 and recoveries of $5,000 during the year ended December 31, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2021. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of Comptroller of Currency, as an integral part of its examination process, will periodically review our allowance for loan losses , and as a result of such reviews, we my have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $60,000, or 4.1%, to $1.5 million for the year ended December 31, 2021 from $1.4 million for the year ended December 31, 2020. Service charges on deposit accounts increased $112,000, or 15.3%, as we have increased the number of deposit accounts. Additionally we had a net gain of $46,000 from prepayments of FHLB advances. Offsetting the increase in non-interest income, gain on sale of mortgage loans decreased $202,000, or 43.7%, as we sold $9.1 million of mortgage loans during the year ended December 31, 2021 compared to $17.7 million of such sales during the year ended December 31, 2020.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2021	2020	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,366	$5,502	$864	15.7%
Occupancy and equipment	856	765	91	11.9%
Data processing	711	549	162	29.5%
Professional and supervisory fees	549	528	21	4.0%
Office expense	234	202	32	15.8%
Advertising	166	87	79	90.8%
FDIC deposit insurance	79	47	32	68.1%
Contribution to Foundation	1,581	0	1,581	100.0%
Other	397	419	(22)	(7.2)%

Total noninterest expense	$10,939	$8,099	$2,840	35.1%

Salaries and employee benefits expense increased due to annual salary increases and rising benefits expense as well as stock-based compensation related to equity grants. Data processing expense increased due to the annual increase based on CPI index within our contract with our core data processor. Additionally we had a one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021.

Income Tax Expense. We recognized income tax expense of $344,000 and $957,000 for the years ended December 31, 2021 and 2020, respectively, resulting in effective rates of 16.4% and 21.3%. Income tax expense decreased as a result of lower income before income taxes in 2021. The decrease in the effective tax rate was due to a net loss related to the contribution to the Foundation.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Management Committee, which consists of members of senior management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing our volume of core deposit accounts;
•
selling long-term, fixed-rate loans, depending on pricing;
•
holding higher levels of cash and cash equivalents;
•
continuing the diversification of our loan portfolio by adding more commercial-related loans, which typically have shorter maturities; and

•
laddering the maturities of our investment securities and our borrowings.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We generally do not engage in hedging activities, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by up to 400 basis points or decreases instantaneously by up to 200 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below sets forth, as of December 31, 2021 and 2020, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$14,246	22.54%
+300	13,642	17.35%
+200	13,014	11.94%
+100	12,355	6.28%
Level	11,626	—
-100	11,152	(4.08)%
-200	10,644	(8.45)%

At December 31, 2020
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$12,595	21.18%
+300	12,119	16.60%
+200	11,609	11.69%
+100	11,012	5.95%
Level	10,394	—
-100	10,029	(3.51)%
-200	9,617	(7.48)%
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 11.94% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.45% decrease in net interest income. At December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 11.69% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 7.48% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve instantaneously by up to 400 basis points or decreases instantaneously by up to 200 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below sets forth, as of December 31, 2021 and 2020, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2021
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$64,374	$(18,383)	-22.21%	19.87%	(298.66)%
+300	69,108	(13,650)	-16.49%	20.74%	(212.03)%
+200	73,904	(8,854)	-10.70%	21.56%	(130.13)%
+100	78,530	(4,228)	-5.11%	22.28%	(58.08)%
+50	84,530	1,772	2.50%	22.58%	(27.51)%
—	82,758	—	—	22.86%	—
-50	84,530	1,772	2.14%	23.06%	20.05%
-100	85,872	3,114	3.76%	23.15%	28.84%
-200	85,866	3,108	3.76%	22.59%	26.39%

At December 31, 2020
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$53,121	$(6,260)	-10.54%	17.22%	23
+300	55,411	(3,969)	-6.68%	17.51%	6
+200	57,334	(2,047)	-3.45%	17.66%	21
+100	58,678	(702)	-1.18%	17.64%	19
+50	59,121	(260)	-44.00%	17.57%	12
—	59,381	—	—	17.45%	—
-50	58,998	(383)	-0.64%	14.14%	-30
-100	57,594	(1,787)	-3.01%	16.55%	-89
-200	53,793	(5,588)	-9.41%	15.11%	-234
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 10.70% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 3.76% decrease in EVE. At December 31, 2020, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 3.45% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 9.41% decrease in EVE.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ. Furthermore, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. In the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2021 and 2020, we had a $111.3 million and a $97.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $18.5 million and $53.5 million outstanding as of those dates, respectively. In addition, at December 31, 2021 and 2020, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at December 31, 2021 or 2020.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.1 million and $3.4 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $22.7 million and $21.7 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $19.1 million and $29.1 million for the years ended December 31, 2021 and 2020, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2021, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity has bee adversely affected following the offering.

Recent Accounting Pronouncements

Please refer to Note 1 to the audited financial statements included with this document for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is included in “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

ITEM 8. Financial Statements and Supplementary Data

The following financial statements are included as a part of this Annual Report

Crowe LLP

Independent Member Crowe Global

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Cullman Bancorp, Inc.

Cullman, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe LLP

We have served as the Company's auditor since 2005.

Atlanta, Georgia

March 24, 2022

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2021	2020
ASSETS
Cash and cash equivalents	$2,213	$3,136
Federal funds sold	59,725	57,225
Total cash and cash equivalents	61,938	60,361
Securities available for sale	21,313	18,875
Loans held for sale	-	173
Loans, net of allowance of $2,406 and $2,361, as of
December 31, 2021 and 2020	252,160	231,799
Premises and equipment, net	9,484	8,576
Foreclosed real estate	400	434
Accrued interest receivable	775	1,001
Restricted equity securities	859	2,541
Bank owned life insurance	5,737	5,657
Deferred tax asset, net	1,323	854
Other assets	720	1,125
Total assets	$354,709	$331,396
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$13,349	$14,375
Interest bearing	218,672	202,588
Total deposits	232,021	216,963
Federal Home Loan Bank advances	18,500	53,500
Accrued interest payable	60	100
Other liabilities	4,394	3,958
Total liabilities	254,975	274,521
Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 and 20,000,000 shares authorized;
7,405,893 and 6,959,974 shares outstanding at
December 31, 2021 and December 31, 2020 (1)	74	24
Additional paid-in capital	49,674	6,687
Retained earnings	53,267	49,679
Accumulated other comprehensive income	277	542
Unearned ESOP shares, at cost	(3,558)	(57)
Total shareholders’ equity	99,734	56,875
Total liabilities and shareholders’ equity	$354,709	$331,396

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering (see Note 1).

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

Years Ended December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2021	2020
Interest and dividend income:
Loans, including fees	$12,759	$13,468
Securities	461	530
Federal funds sold and other	150	174
Total interest income	13,370	14,172
Interest expense:
Deposits	1,110	1,696
Federal Home Loan Bank advances and other borrowings	676	1,171
Total interest expense	1,786	2,867
Net interest income	11,584	11,305
Provision for loan losses	60	152
Net interest income after provision for loan losses	11,524	11,153
Noninterest income:
Service charges on deposit accounts	846	734
Income on bank owned life insurance	152	151
Gain on sales of mortgage loans	260	462
Gain on sale of securities available for sale	—	—
Net gain on prepayment of Federal Home Loan Bank advances	46	—
Net gain on sale of foreclosed real estate	8	2
Other	197	100
Total noninterest income	1,509	1,449
Noninterest expense:
Salaries and employee benefits	6,366	5,502
Occupancy and equipment	856	765
Data processing	711	549
Professional and supervisory fees	549	528
Office expense	234	202
Advertising	166	87
FDIC deposit insurance	79	47
Contribution to Foundation	1,581	—
Other	397	419
Total noninterest expense	10,939	8,099
Income before income taxes	2,094	4,503
Income tax expense	344	957
Net income	$1,750	$3,546
Earnings per share:
Basic	$0.25	$0.52
Diluted	0.25	0.52

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2020	2019
Net income	$1,750	$3,546
Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale	(335)	630
Reclassification adjustment for (gains) included in net income related to sale of securities available for sale	—	—
Less income tax effect	70	(132)
Other comprehensive income	(265)	498
Comprehensive income	$1,485	$4,044

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
		Common	Paid-In	Retained	Comprehensive	ESOP
	Shares	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	1,750	—	—	1,750
Other comprehensive loss	—	—	—	—	(265)	—	(265)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	34	—	—	206	240
Dividend paid	—	—	—	(857)	—	—	(857)
Restricted stock awards granted	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	556	—	—	—	556
Cancelling of old shares and options exercised	(2,450,408)	(24)	(291)	—	—	—	(315)
Contribution by Mutual Holding Company	—	—	54	2,631	—	—	2,685
Exchange of common stock	2,973,398	30	—	—	—	—	30
Issuance of shares to Foundation	148,120	1	1,480	—	—	—	1,481
Tax carryforward from Mutual Holding Company and prior holding company				64			64
Proceeds from issuance of 4,284,375 shares of common stock (which included 354,599 shares to the ESOP), net of the offering costs of $1.7 million and $100,000 contribution to Cullman Foundation	4,284,375	43	41,170	—	—	(3,707)	37,506
Balance at December 31, 2021	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734

Balance at January 1, 2020	2,370,578	$24	$6,476	$46,964	$44	$(113)	$53,395
Net income	—	—	—	3,546	—	—	3,546
Other comprehensive income	—	—	—	—	498	—	498
Net Settlement of common stock options exercised	—	—	54	—	—	—	54
Share repurchase	(659)	—	(164)	—	—	—	(164)
ESOP shares earned	—	—	78	—	—	56	134
Dividend paid	—	—	—	(831)	—	—	(831)
Restricted stock awards granted	80,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	243	—	—	—	243
Balance at December 31, 2020	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	2021	2020
Cash flows from operating activities
Net income	$1,750	$3,546
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	(60)	(152)
Contribution of stock to Charitable Foundation	1,481	—
Depreciation and amortization, net	473	577
Deferred income tax benefit	(335)	(98)
Gains from sales and impairment of foreclosed real estate	(8)	(1)
Gains from sales of securities	—	—
Loss on disposal of fixed assets	1	—
Net (gain) loss on extinguishment of debt	(46)	—
Income on bank owned life insurance	(152)	(151)
Gain on sales of mortgage loans	(260)	(462)
Mortgage loans originated for sale	(8,627)	(17,439)
Mortgage loans sold	9,061	17,728
ESOP compensation expense	240	134
Stock based compensation expense	556	243
Net change in operating assets and liabilities
(Increase)/Decrease in Accrued interest receivable	226	(18)
(Increase)/Decrease in Accrued interest payable	(40)	(169)
(Increase)/Decrease Other	846	(294)
Net cash provided by operating activities	5,106	3,444
Cash flows from investing activities
Purchases of premises and equipment, net	(1,305)	(430)
Purchases of securities	(8,868)	(10,701)
Proceeds from death benefits	72	—
Proceeds from maturities, prepayments and calls of securities	6,018	15,952
Proceeds from sales of foreclosed real estate	116	61
(Purchases) redemptions of restricted equity securities	1,682	(89)
Loan originations and payments, net	(20,381)	16,894
Net cash provided by (used in) investing activities	(22,666)	21,687
Cash flows from financing activities
Net increase (decrease) in deposits	15,058	28,075
Proceeds from Federal Home Loan Bank advances	—	48,500
Repayment of Federal Home Loan Bank advances	(34,954)	(46,500)
Proceeds from exercise of stock options	(16)	54
Cash payment of dividends	(857)	(831)
Purchase of treasury stock	—	(164)
Merger of MHC	2,394	—
Stock proceeds	37,512	—
Net cash provided by (used) financing activities	19,137	29,134
Net change in cash and cash equivalents	1,577	54,265
Cash and cash equivalents at beginning of year	60,361	6,096
Cash and cash equivalents at end of year	$61,938	$60,361
Supplemental cash flow information
Interest paid	$1,826	$3,036
Income taxes paid	651	862
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	80	108
Lease Liabilities arising from obtaining right-of-use assets	—	223

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements of Cullman Bancorp, Inc. (the Bancorp) include the accounts of its wholly owned subsidiary, Cullman Savings Bank (the Bank), together referred to as the Company.

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Effective July 15, 2021, the Bancorp became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and Cullman Bancorp, Inc, a federal corporation (Cullman Federal) ceased to exist and the Bancorp became the successor corporation to Cullman Federal. In the conversion, 3,929,776 shares of common stock was sold at a price of $10.00 per share is the subscription offering and 354,599 shares sold to the Employee Stock Ownership Plan. The Bancorp additionally issued 148,210 shares to the Cullman Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank's local community. The exchange ratio for previously held shares of Cullman Federal was 2.8409 as applied in the conversion offering. Share amounts related to the periods prior to the conversion have been restated to give retroactive recognition to the exchange ratio.

Risk and Uncertainties: On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. In response to the pandemic, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at home orders, and strict social distancing. Economic activity during 2021 increased as certain restrictions were lifted following increased COVID-19 vaccination rates; however, restrictions remain in place for many areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remains unknown.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, federal funds purchased, and premises and equipment transactions.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Concentration of Credit Risk: Most of the Company's business activity is with customers located within Cullman County. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in the Cullman County area.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan's effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Management utilizes an internal loan grading system and assigns each loan a grade of pass, special mention, substandard, or doubtful, which are more fully explained in Note 3. All loan relationships over $150 graded substandard and doubtful are evaluated for impairment. The amount of impairment, if any, is measured by a comparison of the loan's carrying value to the net present value of future cash flows using the loan's exiting rate or at the fair value of collateral if repayment is expected to solely from the collateral.

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

One-to-four family real estate: One-to-four family residential loans consist primarily of loans secured by first or second liens or mortgages on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized by owner-occupied properties located in the Company's market area. Loans on one-to-four-family residential real estate are generally originated in amounts of up to 89.9% for owner-occupied one-to-four family homes and up to 80% for non-owner occupied homes. Mortgage title insurance and hazard insurance are normally required.

Commercial real estate: Commercial real estate loans consist of loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property, which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which primarily include office buildings, farms, retail and mixed-use properties, churches, warehouses and restaurants located within the Company's market area. The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrowers underlying cash flows.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial real estate loans are larger than one-to-four family residential loans and involve greater credit risk. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than one-to-four real estate loans. These loans are typically originated in amounts of no more than 85% of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

Multi-family real estate: Multi-family real estate loans generally have a maximum term of 20 years and are secured by apartment buildings in the Company's market area. The interest rates on these loans are generally fixed for an initial period five years. These loans are generally made in amounts of up to 85% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

Construction loans generally are made for relatively short terms. However, to the extent construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value upon completion of the project and the estimated cost (including interest) of the project. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%.

Commercial: Commercial business loans and lines of credit consist of loans to small- and medium-sized companies in the Company's market area. Commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. Interest rates on these loans are fixed rates. Primarily all of the Company's commercial loans are secured loans, along with a small amount of unsecured loans. The Company's underwriting analysis consists of a review of the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment.

Commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business, which makes them of higher risk than one-to-four family residential loans and the collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer: Consumer loans mainly consist of variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower's primary residence. Home equity products are limited to 89.99% of the property value less any other mortgages if the first loan is with the Bank. Home equity products in a secondary lien position are limited to 80% of the property value less any superior liens. The Company uses the same underwriting standards for home equity lines-of-credit as it uses for one-to-four family residential mortgage loans. Home equity lines-of-credit provide for an initial draw period of up to ten years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial term, the line may be paid in full or restructured through our then current home equity program. To that extent, most of our consumer loans share approximately the same level of risk as one-to-four family residential mortgages.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2021 and 2020 because they are not significant.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 15 to 43 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 20 years.

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

Service Charges/Non-Interest Income: The company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2021 and 2020 were not significant and have not been recorded.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

The following provides a brief description of accounting standards that could have a material impact to the Bank's consolidated financial statements upon adoption.

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

Effect on the Bank's financial statements or other significant matters: The Bank has developed a project plan that results in the adoption of the standard in the fiscal year beginning after December 15, 2022. Key project implementation activities for 2021 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. The adoption of the standard could result in an overall increase in the allowance for credit losses given the change from accounting for losses inherent in the loan portfolio to accounting for losses over the remaining expected life of the portfolio. The bank will recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. Additionally, there could be decreases in the allowance in certain of our loan portfolios at adoption. The amount of the change in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

Standard: ASU 2021-05 Leases (Topic 842): Lessors- Certain Leases with Variable Lease Payments

Required Date of Adoption: January 1, 2022

Description: In July 2021, the FASB issued this Update to better align a lessor's accounting for certain leases with variable lease payments with the underlying economics of the transaction. The amendments in the Update require a lessor to classify certain leases with variable lease payments as operating leases if the lease would have otherwise been classified as a sales-type leaser or direct financing lease and the lessor would have otherwise recognized a day-one loss.

Effect on the Bank's financial statements or other significant matters: The adoption of this standard will not have a material effect on the Company's operating results or financial condition.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2021 and 2020 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2021
U.S Government sponsored entities	$3,000	$—	$(43)	$2,957
Municipal – taxable	13,839	375	(57)	14,157
Municipal – tax exempt	1,365	34	—	1,399
Residential mortgage-backed, GSE	1,638	35	(4)	1,669
SBA guaranteed debenture	1,120	11	—	1,131
Total	$20,962	$455	$(104)	$21,313
2020
Municipal – taxable	$11,086	$542	$(16)	$11,612
Municipal – tax exempt	2,809	41	—	2,850
Residential mortgage-backed, GSE	2,823	67	—	2,890
SBA guaranteed debenture	1,471	52	—	1,523
Total	$18,189	$702	$(16)	$18,875

The Company's mortgage-backed securities are primarily issued by government sponsored enterprises (GSEs) and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2021	2020
Proceeds	$4,155	$14,580
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2021
		Estimated
	Amortized	Fair
	Cost	Value
Due one year or less	$—	$—
Due from one to five years	1,401	1,451
Due after five to ten years	2,732	2,870
Due after ten years	14,070	14,192
Residential mortgage-backed	1,639	1,669
SBA guaranteed debenture	1,120	1,131
Total	$20,962	$21,313

Carrying amounts of securities pledged to secure public deposits as of December 31, 2021 and 2020 were $9,261 and $9,169, respectively. At December 31, 2021 and 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders equity.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2021	Value	Loss	Value	Loss	Value	Loss
U.S Government sponsored entities	$2,957	$(43)	$—	$—	$2,957	$(43)
Municipal – taxable	$805	$(16)	$1,771	$(41)	$2,576	$(57)
Residential MB, GSE	$503	$(4)	$—	$—	$503	$(4)
Total temporarily impaired	$4,275	$(63)	$1,675	$(41)	$5,950	$(104)

2020
Municipal – taxable	$1,816	$(16)	$—	$—	$1,816	$(16)
Total temporarily impaired	$1,816	$(16)	$—	$—	$1,816	$(16)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal Government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

There were three U.S agencies, three municipal-taxable securities and one mortgage backed security with unrealized losses at December 31, 2021. None of the unrealized losses for these securities have been recognized into net income for the year ended December 31, 2021 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

NOTE 3 – LOANS

Loans at December 31, 2021 and 2020 were as follows:

	2021	2020
Real estate loans:
One- to four-family	$127,755	$114,766
Multi-family	3,729	4,867
Commercial	76,967	77,841
Construction	15,518	5,504
Total real estate loans	223,969	202,978
Commercial loans	24,212	25,485
Consumer loans:
Home equity loans and lines of credit	3,717	3,520
Other consumer loans	2,714	2,347
Total consumer loans	6,431	5,867
Total loans	254,612	234,330
Net deferred loan fees	(46)	(170)
Allowance for loan losses	(2,406)	(2,361)
Loans, net	$252,160	$231,799

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2021 and 2020. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

	Real Estate
	One-to-Four
December 31, 2021	Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,300	$27	$746	$37	$187	$64	$2,361
Charge-offs	(6)	—	—	—	—	(14)	(20)
Recoveries	—	—	—	—	—	5	5
Provision for loan losses	61	(8)	(34)	72	(42)	11	60
Total ending allowance balance	$1,355	$19	$712	$109	$145	$66	$2,406
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,355	19	712	109	145	66	2,406
Total ending allowance balance	$1,355	$19	$712	$109	$145	$66	$2,406
Loans:
Loans individually evaluated for impairment	$14	$—	$3,189	$—	$237	$—	$3,440
Loans collectively evaluated for impairment	127,740	3,730	73,778	15,518	23,975	6,431	251,172
Total ending loans balance	$127,754	$3,730	$76,967	$15,518	$24,212	$6,431	$254,612

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate
	One-to-Four
December 31, 2020	Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,200	$21	$632	$66	$223	$76	$2,218
Charge-offs	—	—	—	—	—	(20)	(20)
Recoveries	5	—	—	—	—	6	11
Provision for loan losses	95	6	114	(29)	(36)	2	152
Total ending allowance balance	$1,300	$27	$746	$37	$187	$64	$2,361
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,300	27	746	37	187	64	2,361
Total ending allowance balance	$1,300	$27	$746	$37	$187	$64	$2,361
Loans:
Loans individually evaluated for impairment	$439	$—	$6,561	$—	$1,191	$—	$8,191
Loans collectively evaluated for impairment	114,327	4,867	71,280	5,504	24,294	5,867	226,139
Total ending loans balance	$114,766	$4,867	$77,841	$5,504	$25,485	$5,867	$234,330

The following tables presents loans individually evaluated for impairment by portfolio class at December 31, 2021 and 2020 and the respective average balances of impaired loans and interest income recognized for the twelve months ended December 31, 2021 and 2020:

	2021			2020
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no recorded
allowance:
Real estate loans:
One- to four-family	$46	$14	$—	$468	$439	$—
Multi-family	—	—	—	—	—	—
Commercial	3,189	3,189	—	6,561	6,561	—
Commercial loans:	243	237	—	1,191	1,191	—
Consumer loans:	—	—	—	—	—	—
Total	$3,478	$3,440	$—	$8,220	$8,191	$—

	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$561	$15	$576	$25
Multi-family	—	—	—	—
Commercial	5,213	262	3,425	214
Commercial loans:	919	42	1,066	77
Consumer loans:	—	—	—	—
Total	$6,693	$319	$5,067	$316

There were no loans individually evaluated for impairment with recorded allowance for the years ending December 31, 2021 and 2020. The difference between interest income recognized and cash basis interest income recognized was not material.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at December 31, 2021 and 2020 by portfolio class of loans:

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Current	Loans
Real estate loans:
One- to four-family	$1,553	$698	$193	$2,444	$125,310	$127,754
Multi-family	—	—	—	—	3,730	3,730
Commercial	292	36	—	328	76,639	76,967
Construction	—	—	—	—	15,518	15,518
Total real estate loans	1,845	734	193	2,772	221,197	223,969
Commercial loans	90	—	—	90	24,122	24,212
Consumer loans:
Home equity loans and lines of credit	32	—	—	32	3,685	3,717
Other consumer loans	27	—	—	27	2,687	2,714
Total	$1,994	$734	$193	$2,921	$251,691	$254,612

December 31, 2020
Real estate loans:
One- to four-family	$1,723	$370	$104	$2,197	$112,569	$114,766
Multi-family	—	—	—	—	4,867	4,867
Commercial	437	—	—	437	77,404	77,841
Construction	—	—	—	—	5,504	5,504
Total real estate loans	2,160	370	104	2,634	200,344	202,978
Commercial loans	8	—	—	8	25,477	25,485
Consumer loans:
Home equity loans and lines of credit	—	33	—	33	3,487	3,520
Other consumer loans	2	—	—	2	2,345	2,347
Total	$2,170	$403	$104	$2,677	$231,653	$234,330

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a 1-4 family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of December 31, 2021 and 2020 due to the fact that they were well secured and in the process of collection.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans by class of loans as of December 31, 2021 and December 31, 2020:

	2021	2020
Real estate loans:
One- to four-family	$14	$18
Commercial real estate	—	—
Construction	—	—
Total real estate loans	14	18
Commercial loans:	90	—
Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—
Total loans	$104	$18

Troubled Debt Restructurings:

Troubled debt restructurings at December 31, 2021 and 2020 were $2,878 and $2,336, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at December 31, 2021 and 2020. The Company has committed no additional amounts at December 31, 2021 and 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

There was one loan modified as a troubled debt restructuring that occurred during the year December 31, 2021. The troubled debt restructuring resulted in no charge offs during the year ended December 31, 2021 and 2020.

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the years ended December 31, 2021 and 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

During the year ended December 31, 2021 and 2020, we originated $3.4 million and $9.8 million, respectively of small business loans under the Payment Protection Program (PPP), created by the CARES Act, which was signed into law in March 2020. The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $779 thousand at December 31, 2021, which is included in the commercial loans.

Additionally, the Company is working with borrowers impacted by COVID-19 and providing modifications to include principal and interest deferral. These modifications are excluded from troubled debt restructuring classification under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators. During the year ended December 31, 2020, the Company modified 61 loans with outstanding balances of $17,732. There are no loans still deferring payment as of December 31, 2021.

Credit Quality Indicators:

The Company utilizes a grading system whereby all loans are assigned a grade based on the risk profile of each loan. Loan grades are determined based on an evaluation of relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All loans, regardless of size, are analyzed and are given a grade based upon the management's assessment of the ability of borrowers to service their debts. The analysis is performed on a quarterly basis.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The Company uses the following definitions for loan grades:

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of repayment prospects for the loan or of the institution's credit position at some future date.

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

At December 31, 2021 and 2020, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2021
Real estate loans:
One- to four-family	$127,512	$—	$242	$—	$127,754
Multi-family	3,730	—	—	—	3,730
Commercial	71,774	1,969	3,224	—	76,967
Construction	15,518	—	—	—	15,518
Total real estate loans	218,534	1,969	3,466	—	223,969
Commercial loans	23,824	104	284	—	24,212
Consumer loans
Home equity loans and lines of credit	3,717	—	—	—	3,717
Other consumer loans	2,714	—	—	—	2,714
Total	$248,789	$2,073	$3,750	$—	$254,612

December 31, 2020
Real estate loans:
One- to four-family	$114,139	$—	$627	$—	$114,766
Multi-family	4,867	—	—	—	4,867
Commercial	71,280	—	6,561	—	77,841
Construction	5,504	—	—	—	5,504
Total real estate loans	195,790	—	7,188	—	202,978
Commercial loans	24,122	112	1,251	—	25,485
Consumer loans
Home equity loans and lines of credit	3,520	—	—	—	3,520
Other consumer loans	2,347	—	—	—	2,347
Total	$225,779	$112	$8,439	$—	$234,330

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 were as follows:

	2021	2020
Land	$1,924	$1,365
Buildings and improvements	14,208	13,624
Furniture, fixtures and equipment	2,321	2,160
	18,453	17,149
Less: Accumulated depreciation	(8,969)	(8,573)
	$9,484	$8,576

Depreciation expense for the years ended December 31, 2021 and 2020 was $442 and $419, respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250 at December 31, 2021 and 2020 were $34,155 and $35,110, respectively. Scheduled maturities of total time deposits at December 31, 2021 for the next five years were as follows:

2022	$43,787
2023	21,751
2024	5,447
2025	8,199
2026	1,097

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At year-end, advances from the Federal Home Loan Bank were as follows:

	2021	2020
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.81%	$18,500	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.74%	—	53,500
Total	$18,500	$53,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The average rate of 1.81% is a blended rate, which includes prepayment penalties when the Company refinanced $46,500 of the advances in 2020. Additionally, the bank prepaid $35,000 in 2021 and recognized a net gain of $46. The advances were collateralized by $73,916 and $89,780 of eligible first mortgage 1-4 family, multi-family, and commercial loans under a blanket lien arrangement at December 31, 2021 and 2020, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow additional funds of $55,416 at year-end 2021.

2022	$—
2023	—
2024	5,000
2025	8,500
2026	—
Thereafter	5,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at December 31, 2021. There were no amounts outstanding as of December 31, 2021 or December 31, 2020.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 7 – INCOME TAXES

Income tax expense for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Current
Federal	$533	$811
State	146	244
Total current	679	1,055
Deferred
Federal	(277)	(82)
State	(58)	(16)
Total deferred	(335)	(98)
Total	$344	$957

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets:
Deferred compensation	$909	$792
Allowance for loan losses	550	535
Charitable contribution carryforward	342	—
Other	47	88
Total deferred tax assets	1,848	1,415
Deferred tax liabilities:
FHLB stock dividends	(55)	(55)
Deferred loan fees, net	(18)	(22)
Basis difference in fixed assets	(354)	(317)
Net unrealized gain on securities available for sale	(74)	(144)
Other	(24)	(23)
Total deferred tax liabilities	(525)	(561)
Net deferred tax asset	$1,323	$854

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2021 and 2020 included approximately $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

A reconciliation of the amount computed by applying the federal statutory rate of 21% to pretax income with income tax expense (benefit) for the year ended December 31, 2021 and 2020 is as follows:

	2021	2020
Tax expense at statutory rate	$440	$946
State taxes, net of federal effect	70	192
Tax exempt income	(54)	(62)
Other, net	(112)	(119)
Income tax	$344	$957

The Company does not have any uncertain tax positions and does not expect any significant change in uncertain tax positions in the next year, and the Company does not have any interest and penalties recorded in the statement of income for the years ended December 31, 2021 and 2020. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2018.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has two deferred compensation plans. One plan covers Company directors whereby directors fees are deferred and matched by the Company at an amount of $6 per year. Under the director's plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual's termination of service. The other plan is an officer's deferred bonus plan. Under the officer's plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2021 and 2020 was $621 and $560, respectively. The liability accrued under these plans for the years ended December 31, 2021 and 2020 was $3,389 and $2,914, respectively.

To provide funds for the payments under these deferred compensation agreements, the Company has purchased insurance policies on the lives of the directors covered by these plans.

The Company sponsors a profit-sharing plan that covers all employees (salaried and hourly employees who worked 1,000 hours or more) who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2021 and 2020 were $520 and $460, respectively.

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

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

Contributions to the ESOP were $208 and $61 for 2021 and 2020, respectively. The expense recognized for the same periods was $176 and $134, respectively.

	2021	2020 (1)
Allocated to participants	650,326	641,708
Unearned	355,829	16,057
Total ESOP shares	1,006,155	657,765
Fair value of unearned shares (2)	$4,370	$158

(1) Shares are converted based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion.

(2) Fair value of unearned shares based on the last trade of $12.28 on December 31, 2021 and the appraised value of

$9.86 (converted from $28) on December 31, 2020.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 10 – REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule became effective January 1, 2020 and was elected by the Bank as of December 31, 2020. In April 2020, the federal banking agencies issued an interim final rule that makes temporary changes to the CBLR framework, pursuant to section 4012 of the Coronavirus Aid, Relief and Economics Security (CARES) Act, and a second interim final rule that provides a graduated increase in the community bank leverage ratio requirement after the expiration of the temporary changes implements pursuant to section 4012 of the CARES Act.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. Under the interim final rules, the community bank leverage ratio minimum requirement is 8.5% as of December 31, 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7.5% as of December 31, 2021, and greater than 8% thereafter.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021 and 2020 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 10 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in millions) for the Bank and ratios at December 31, 2021 and 2020 are presented below:

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2021
Tier 1 (Core) Capital to average total assets	$69,739	18.83%	$31,476	8.50%

December 31, 2020
Tier 1 (Core) Capital to average total assets	$50,690	15.49%	$26,180	8.00%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met.

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2021, the Bank could, without prior approval from its regulators, declare dividends of approximately $5,702 plus any 2022 net profits retained to the date of the dividend declaration.

NOTE 11 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2021 and 2020 was as follows:

	2021	2020
Unused lines of credit	$35,072	$26,046
Standby letters of credit	240	258

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 12 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2021 were as follows:

Beginning balance	$4,518
New loans	836
Repayments	(612)
Ending balance	$4,742

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and 2020 were $3,765 and $4,384, respectively.

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The Company's taxable municipal investment securities fair values are determined based on a discounted cash flow analysis prepared by an independent third party.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Securities available for sale
U.S. Government sponsored agencies	$—	$2,957	$—
Municipal – taxable	—	14,157	—
Municipal – taxable exempt	—	1,399	—
Residential mortgage-backed, GSE	—	1,669	—
SBA guaranteed debenture	—	1,131	—
Total investment securities available for sale	$—	$21,313	$—

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Securities available for sale
U.S. Government sponsored agencies	$—	$—	$—
Municipal – taxable	—	11,612	—
Municipal – taxable exempt	—	2,850	—
Residential mortgage-backed, GSE	—	2,890	—
SBA guaranteed debenture	—	1,523	—
Total investment securities available for sale	$—	$18,875	$—

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020. There were no such assets as of December 31, 2021:

Municipals-Taxable
2020
Balance of recurring Level 3 assets at January 1	$1,734
Redemption	(1,734)
Unrealized gain	—
Balance of recurring Level 3 assets at December 31	$—

There were no transfers between levels during 2021 or 2020.

Our state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. The significant unobservable inputs used in the fair value measurement of the Company's taxable municipal securities are discount rates and credit spreads that the market would require for taxable municipal securities with similar maturities and risk characteristics. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	December 31
Impaired loans:	2021	2020
Real estate loans:
One- to four-family	$14	$439
Commercial	90	-

Foreclosed real estate:
One- to four-family	$74	$108
Commercial	326	326

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $104 and $439, which consists of the unpaid principal balances of $141 and $468 with no partial charge-offs and nonaccrual interest of $37 and $38 at December 31, 2021 and 2020, respectively. There was $0 impact to the provision for loan losses for the years ended December 31, 2021 and 2020.

Foreclosed real estate, which is measured at fair value less costs to sell, had a net carrying amount of $400 and $434, which is made up of the outstanding balance of $407 and $434, net of a valuation allowance of $6 at December 31, 2021 and $0 at December 31,2020. There was a $6 write-downs recorded on one property for the year ending December 31, 2021. There were no write-downs recorded during the year ending December 31, 2020.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at December 31, 2021 and 2020 are summarized below:

		Fair Value Measurements at
		December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,938	$61,938	$—	$—	$61,938
Securities available for sale	21,313	—	21,313	—	21,313
Loans held for sale	0	—	—	—	—
Loan, net	252,160	—	—	259,152	259,152
Accrued interest receivable	775	—	162	613	775
Restricted equity securities	859	—	—	—	N/A
Financial liabilities:
Deposits	$232,021	$156,921	$80,281	$—	$237,202
Federal Home Loan Bank advances	18,500	—	18,322	—	18,322
Accrued interest payable	60	3	57	—	60

		Fair Value Measurements at
		December 31, 2020 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$60,361	$60,361	$—	$—	$60,361
Securities available for sale	18,875	—	18,875	—	18,875
Loans held for sale	173	—	173	—	173
Loan, net	231,799	—	—	225,753	225,753
Accrued interest receivable	1,001	—	140	528	668
Restricted equity securities	2,541	—	—	—	N/A
Financial liabilities:
Deposits	$216,963	$141,744	$75,803	$—	$217,547
Federal Home Loan Bank advances	53,500	—	51,119	—	51,119
Accrued interest payable	100	4	96	—	100

The assumptions used to estimate the fair values are intended to approximate those that a market participant would use in a hypothetical orderly transaction. In estimating fair value, the Company makes adjustments for estimated changes in interest rates, market liquidity and credit spreads in the periods they are deemed to have occurred. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on transferability. The fair value of off-balance sheet items is not considered to be material.

NOTE 14 – STOCK BASED COMPENSATION

In May of 2020, the shareholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the 2020 Equity Incentive Plan) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company's common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On August 18, 2020, the compensation committee of the board of directors approved the issuance of 120,000 options to purchase Company stock and 80,000 shares of restricted stock. Stock options and restricted stock vest over a five-year period, and stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued. At December 31, 2020 there were no shares available for future grants under this plan.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended December 31, 2021:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding – January 1, 2021	122,290	$27.67
Granted	—	—
Exercised	(2,290)	10.30
Exchange of common stock (2)	220,903
Outstanding – December 31, 2021	340,903	9.86	8.63
Fully vested and expected to vest – December 31, 2021	340,903	$9.86	8.63	$825	(1)
Exercisable at period end	68,177	9.86	8.63	165	(1)

(1) Based on close price of $12.28 as of December 31, 2021. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.
(2) Based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion rounding down for fractional shares.

	2021	2020
Intrinsic value of options exercised	$27	$91
Cash received from option exercises	16	54
Tax benefit realized from option exercises	4	14
Weighted Average Fair Value of Options Granted	$—	4.50

The fair value for each option grant was determined using the following weighted average assumptions as of the grant date.

Risk Free Interest Rate:	0.27%
Expected Term:	5 years
Expected volatility:	21.48%
Dividend Yield:	1.23%

There were 68,177 options that vested during year ended December 31, 2021. Stock-based compensation expense for stock options for the year ended December 31, 2021 and 2020 was $108 and $45 respectively. Unrecognized compensation cost related to nonvested stock options at December 31, 2021 was $387 and is expected to be recognized over 3.58 years.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2021:

2021
Balance - beginning of year	80,000
Granted	—
Exchange of common stock (1)	147,266
Vested	(45,455)
Balance - end of period	181,811

(1) Based on the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion rounding down for fractional shares.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Converted Shares	Vesting Period (years)	Converted Fair Value
August 2020	80,000	227,266	5	$9.86

Stock-based compensation expense for restricted stock included in non-interest expense for December 31, 2021 and 2020 was $448 and $187, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1,605 and is expected to be recognized over 3.58 years.

NOTE 15 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation are as follows:

	For the Years Ended
	December 31,
	2021	2020 (1)
Earnings per share
Net Income	$1,750	$3,546
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	(16)	(41)
Net earnings allocated to common stock	$1,734	$3,505
Weighted common shares outstanding including participating securities	7,168,974	6,818,352
Less: Participating securities	(131,920)	(103,805)
Less: Average unearned ESOP shares	(180,771)	(31,515)
Weighted average shares	6,856,283	6,683,396
Basic earnings per share	$0.25	$0.52
Net earnings allocated to common stock	$1,734	$3,505
Weighted average shares	6,856,283	6,683,396
Add: dilutive effects of assumed exercises of stock options	109,502	4,096
Average shares and dilutive potential common shares	6,676,071	6,687,492
Dilutive earnings per share	$0.25	$0.52

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering (see Note 1).

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

(All amounts in thousands, except share and per share data)

NOTE 16 – LEASES

On December 30, 2019, the company entered into a new 5-year contract with its core processing vendor, which is an embedded lease. Lease expense for the operating leases is recognized on a straight-line basis over the lease term. The right-of-use asset represents our right to use an underlying asset for the lease term and the lease liability represents our obligation to make lease payments arising for the lease. The right-of-use asset and the lease liabilities are recognized at the lease commencement date base of the estimated present value of lease payment over the lease term.

The Company uses its incremental borrowing rate at lease commencement to calculate the present value of the lease payments when the rate implicit in a lease is not known. The Company's incremental borrowing rate is based on the FHLB amortizing advance rate, adjusted for the lease term and other factors. Based on these factors, the rate used was 1.67%.

For the year ended December 31, 2021, right-of-use asset and lease liability is as follows (in thousands):

Right-of-use assets:
Operating leases	$167
Lease Liabilities:
Operating leases	$170

For the year ended December 31, 2021, the total lease cost is as follows for the period ending (in thousands):

Operating lease costs	$55

Future undiscounted lease payments for the new operating lease with a remaining term of 3 years as of December 31, 2021 is as follows (in thousands):

2022	$57
2023	58
2024	59
Total undiscounted lease payments	$174
Less: imputed interest	(4)
Net Lease Liabilities	$170

Operating Leases: The Company acts as lessor for leases of certain branch properties and equipment under operating leases. Payments terms are generally fixed. Leases are typically payable in monthly installments. Leases do not contain purchase options that allow the customer to acquire the leased assets at or near then end of the lease. Rental income was $133 and $66 for 2021 and 2020 respectively. Future minimum rental income for the next five years are as follows:

2022	$119
2023	119
2024	119
2025	113
2026	113

NOTE 17 – SUBSEQUENT EVENT

Management has evaluated subsequent events through March 12, 2022, which is the date the consolidated financial statements were available to be issued.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2021, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) in the Exchange Act. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors,” “—Executive Officers Who Are Not Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics and Business Conduct,” “—Nominating and Corporate Governance Committee Procedures—Process for Identifying and Evaluating Nominees; Director Qualifications” and “—Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

ITEM 11. Executive Compensation

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the caption “Security Ownership Of Certain Beneficial Owners And Management” is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2021 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

Equity Compensation Plan Information

	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	340,903	$9.86	—

(1)
Reflects stock options only

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors—Board Independence” and “—Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following documents are filed as part of this annual report:

(i)
Report of Independent Registered Public Accounting Firms
(ii)
Consolidated Balance Sheets at December 31, 2021 and 2020
(iii)
Consolidated Statements of Income for the years ended December 31, 2021 and 2020
(iv)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
(v)
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021 and 2020
(vi)
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
(vii)
Notes to Consolidated Financial Statements

(b) Exhibits

3.1	Articles of Incorporation of Cullman Bancorp, Inc. (1)
3.2	Bylaws of Cullman Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)
4.2	Description of Registrant’s Securities
10.1	Employment Agreement between Cullman Savings Bank and John A. Riley, III (2)
10.2 10.3 10.4

Employment Agreement between Cullman Savings Bank and Robin Parson (3)

Employment Agreement between Cullman Savings Bank and T'aira Ugarkovich (4)

Employment Agreement between Cullman Savings Bank and Katrina Stephens (5)

10.5	Cullman Savings Bank Amended and Restated Deferred Incentive Plan†(1)
10.6	Cullman Savings Bank Amended and Restated Directors’ Cash Compensation Deferral Plan†(1)
10.7	Cullman Bancorp, Inc. 2020 Equity Incentive Plan† (1)
10.8	Form of Split Dollar Agreement†(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

† Management contract or compensation plan or arrangement.

(1)
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-254220), initially filed March 12, 2021.
(2)
Incorporated by reference to Exhibit 10.1 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.

(3)
Incorporated by reference to Exhibit 10.2 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.
(4)
Incorporated by reference to Exhibit 10.3 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.
(5)
Incorporated by reference to Exhibit 10.4 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.

(c) Financial Statement Schedules

Not applicable.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 24, 2022	By:	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Riley, III	Chairman of the Board,	March 24, 2022
John A. Riley, III	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Katrina I. Stephens	Senior Vice President and	March 24, 2022
Katrina I. Stephens	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Gregory T. Barksdale	Director	March 24, 2022
Gregory T. Barksdale

/s/ Chad Burks	Director	March 24, 2022
Chad Burks

/s/ Paul D. Bussman	Director	March 24, 2022
Paul D. Bussman

/s/ Nancy McClellan	Director	March 24, 2022
Nancy McClellan

/s/ Lynne Morton	Director	March 24, 2022
Lynne Morton

/s/ Robin Parson	Executive Vice President, Chief Operations Officer and Director	March 24, 2022
Robin Parson