Form 10-Q
period 2022-03-31
Cullman Bancorp, Inc. /MD/
filed 2022-05-12
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,405,893 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 12, 2022.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

(All amounts in thousands, except share and per share data)

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Interest bearing cash and cash equivalents	$602	$746
Non-interest bearing cash and cash equivalents	3,218	1,467
Federal funds sold	34,850	59,725
Total cash and cash equivalents	38,670	61,938
Securities available for sale	27,090	21,313
Equity securities	994	—
Loans, net of allowance of $2,446 and $2,406 respectively	267,527	252,160
Loans held for sale	238	—
Premises and equipment, net	9,643	9,484
Foreclosed real estate	74	400
Accrued interest receivable	849	775
Restricted equity securities	176	859
Bank owned life insurance	5,774	5,737
Deferred tax asset, net	1,710	1,323
Other assets	739	720

Total assets	$353,484	$354,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$16,078	$13,349
Interest bearing	234,292	218,672

Total deposits	250,370	232,021

Federal Home Loan Bank advances	—	18,500
Accrued interest payable	7	60
Other liabilities	4,515	4,394
Total liabilities	254,892	254,975

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,405,893 shares outstanding at March 31, 2022 and December 31, 2021	74	74
Additional paid-in capital	49,813	49,674
Retained earnings	53,388	53,267
Accumulated other comprehensive income (loss)	(1,162)	277
Unearned ESOP shares, at cost	(3,521)	(3,558)

Total shareholders' equity	98,592	99,734

Total liabilities and shareholders' equity	$353,484	$354,709

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

Three months ended March 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$3,407	$3,187
Non taxable securities	8	16
Taxable securities	124	91
FHLB dividends	12	24
Federal funds sold and other	18	11
Total interest income	3,569	3,329
Interest expense:
Deposits	218	304
Federal Home Loan Bank advances and other borrowings	21	224
Total interest expense	239	528
Net interest income	3,330	2,801
Provision for loan losses	40	—
Net interest income after provision for loan losses	3,290	2,801
Noninterest income:
Service charges on deposit accounts	225	190
Income on bank owned life insurance	37	37
Gain on sales of mortgage loans	23	65
Net gain on sale of foreclosed real estate	2	1
Gain on prepayment of Federal Home Loan Bank advances	91	104
Other	42	69
Total noninterest income	420	466
Noninterest expense:
Salaries and employee benefits	1,611	1,593
Occupancy and equipment	211	203
Data processing	203	177
Professional and supervisory fees	183	111
Office expense	51	57
Advertising	20	17
FDIC deposit insurance	19	21
Loss on prepayment of Federal Home Loan Bank advances	4	—
Other	98	87
Total noninterest expense	2,400	2,266
Income before income taxes	1,310	1,001
Income tax expense	300	216
Net income	$1,010	$785
Earnings per share:
Basic(1)	$0.15	$0.12
Dilutive(1)	$0.14	$0.11

(1) Amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering. (see Note 1).

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended March 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net Income	$1,010	$785

Other comprehensive income (loss), net of tax
Unrealized loss on securities available for sale	(1,822)	(377)
Less income tax effect	383	79
Other comprehensive income (loss)	(1,439)	(298)

Comprehensive income (loss)	$(429)	$487

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	1,010	—	—	1,010
Other comprehensive loss	—	—	—	—	(1,439)	—	(1,439)
ESOP shares earned	—	—	—	—	—	37	37
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2022	7,405,893	$74	$49,813	$53,388	$(1,162)	$(3,521)	$98,592

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	785	—	—	785
Other comprehensive loss	—	—	—	—	(298)	—	(298)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	—	—	—	13	13
Dividend paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2021	2,450,408	$24	$6,810	$49,607	$244	$(44)	$56,641

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Cash flows from operating activities
Net income	$1,010	$785
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	40	—
Depreciation and amortization, net	124	136
Deferred income taxes	(4)	(17)
Losses (gains) from sales and impairment of foreclosed real estate	(2)	1
Net gain on extinguishment of debt	(86)	(104)
Losses from change in fair value of equity securities	6	—
Income on bank owned life insurance	(37)	(37)
Gains on sale of mortgage loans	(23)	(65)
Mortgage loans originated for sale	(871)	(1,853)
Mortgage loans sold	656	2,091
ESOP compensation expense	37	13
Stock based compensation expense	139	139
Net change in operating assets and liabilities
(Increase)/decrease in accrued interest receivable	(74)	230
Decrease in accrued interest payable	(53)	(27)
(Increase)/decrease in other assets	101	(608)
Net cash provided by operating activities	963	684
Cash flows from investing activities
Net purchases of premises and equipment	(270)	(69)
Purchases of securities- available for sale	(8,006)	(3,000)
Purchases of securities- equity	(1,000)	—
Proceeds from maturities, prepayments and calls of securities	394	806
Proceeds from sales of foreclosed real estate	329	—
Redemption of restricted equity securities	683	745
Redemption of bank owned life insurance	—	72
Loan originations and payments, net	(15,407)	(4,484)
Net cash used in investing activities	(23,277)	(5,930)
Cash flows from financing activities
Net increase in deposits	18,349	12,828
Proceeds from Federal Home Loan Bank advances	—	—
Repayment of Federal Home Loan Bank advances	(18,414)	(9,896)
Cash payment of dividends	(889)	(857)
Payments from share repurchases	—	—
Net cash settlement of stock options exercised	—	(16)
Net cash provided by financing activities	(954)	2,059
Net change in cash and cash equivalents	(23,268)	(3,187)
Cash and cash equivalents at the beginning of period	61,938	60,361
Cash and cash equivalents at end of the period	$38,670	$57,174
Supplemental cash flow information
Interest expense	$292	$555
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers for loans to foreclosed assets	—	—
Loans advanced for sales of foreclosed asset or investment property	—	—

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

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers ability to repay their loans is dependent on the real estate and general economic conditions in the area

Effective July 15, 2021, the Bancorp became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. a federal corporation (Cullman Federal) ceased to exist and the Bancorp became the successor corporation to Cullman Federal. In the conversion, 3,929,776 shares of common stock was sold at a price of $10.00 per share is the subscription offering, which included 354,599 shares sold to the Employee Stock Ownership Plan. The Bancorp additionally issued 148,210 shares to The Cullman Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank's local community. The exchange ratio for previously held shares of Cullman Federal was 2.8409 as applied in the conversion offering. Share amounts related to the periods prior to the conversion have been restated to give retroactive recognition to the exchange ratio.

Equity Securities: During the quarter ended March 31, 2022, the Company purchased American Home Opportunity Mortgage equity securities. Equity securities are carried at fair value, with changes in fair value reported in net income. This investment is considered an equity security with readily determinable fair value not held for trading.

Risk and Uncertainties: On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic of the global spread of the coronavirus illness. The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. In response to the pandemic, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. Economic activity during 2021 and 2022 increased as certain restrictions were lifted following increased COVID-19 vaccination rates; however, restrictions remain in place from some areas and the long-term effectiveness of the vaccine and the full impact of the COVID-19 pandemic on economies and financial markets remain unknown.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUCEMENTS AND ACCOUNTING CHANGES

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Company is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, Accounting Standards Update (ASU) 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. Key project implementation activities for 2022 and 2021 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2022 and December 31, 2021 were as follows:

March 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(332)	$2,668
Municipal- taxable	13,829	111	(1,061)	12,879
Municipal- tax exempt	1,365	4	(7)	1,362
Residential MBS (1)	9,510	5	(150)	9,365
SBA(2) guaranteed debenture	857	—	(41)	816
Total	$28,561	$120	$(1,591)	$27,090

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(43)	$2,957
Municipal- taxable	13,839	375	(57)	14,157
Municipal- tax exempt	1,365	34	—	1,399
Residential MBS	1,638	35	(4)	1,669
SBA guaranteed debenture	1,120	11	—	1,131
Total	$20,962	$455	$(104)	$21,313

(1) Mortgage-backed security

(2) Small Business Administration

The Company’s mortgage-backed securities are primarily issued by GSEs and agencies such as Fannie Mae and Ginnie Mae as denoted in the tables above and below as GSE.

There was one equity security held and carried at the fair value amount of $994 as of March 31, 2022.

There were no sales or calls of securities for the three months ended March 31, 2022 and 2021.

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

	March 31, 2022
	Amortized Cost	Estimated Fair Value
Due one year or less	$—	$—
Due from one to five years	1,401	1,410
Due from five to ten years	2,731	2,707
Due after ten years	14,062	12,792
Residential mortgage-backed	9,510	9,365
SBA guaranteed debenture	857	816
Total	$28,561	$27,090

Carrying amounts of securities pledged to secure public deposits as of March 31, 2022 and December 31, 2021 were $9,905 and $9,261, respectively. At March 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,668	$(332)	$—	$—	$2,668	$(332)
Municipal- taxable	8,326	(773)	2,341	(288)	10,667	(1,061)
Municipal- tax free	283	(7)	—	—	283	(7)
Residential MBS	9,134	(150)	—	—	9,134	(150)
SBA guaranteed debenture	816	(41)	—	—	816	(41)
Total temporarily impaired	$21,227	$(1,303)	$2,341	$(288)	$23,568	$(1,591)

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,957	$(43)	$—	$—	$2,957	$(43)
Municipal- taxable	805	(16)	1,771	(41)	2,576	(57)
Residential MBS	503	(4)	—	—	503	(4)
Total temporarily impaired	$4,265	$(63)	$1,771	$(41)	$6,036	$(104)

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

There were three US government agencies, one municipal-tax free, 16 municipal-taxable securities, one SBA guaranteed debenture and eight mortgage backed security with unrealized losses at March 31, 2022. None of the unrealized losses for these securities have been recognized into net income for the three months ended March 31, 2022 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at March 31, 2022 and December 31, 2021 were as follows:

	2022	2021

Real Estate Loans:
One-to-four family	$133,719	$127,755
Multi-family	3,261	3,729
Commercial	83,672	76,967
Construction	16,301	15,518
Total real estate loans	236,953	223,969

Commercial loans	25,418	24,212

Consumer loans:
Home equity loans and lines of credit	4,020	3,717
Other consumer	3,594	2,714
Total consumer loans	7,614	6,431

Total loans	269,985	254,612

Net deferred loans fees	(12)	(46)

Allowance for loan losses	(2,446)	(2,406)

Loans, net	$267,527	$252,160

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending March 31, 2022, December 31, 2021 and March 31, 2021. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
March 31, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(23)	(3)	20	7	21	18	40
Total ending balance March 31, 2022	$1,332	$16	$732	$116	$166	$84	$2,446
Ending balance attributed to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,332	16	732	116	166	84	2,446
Total ending allowance balance:	$1,332	$16	$732	$116	$166	$84	$2,446
Loans:
Loans individually evaluated for impairment	$121	$-	$3,175	$-	$126	$-	$3,422
Loans collectively evaluated for impairment	133,598	3,261	80,497	16,301	25,292	7,614	266,563
Total ending loan balance March 31, 2022	$133,719	$3,261	$83,672	$16,301	$25,418	$7,614	$269,985

	Real Estate
December 31, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	(6)	—	—	—	—	(14)	(20)
Recoveries	—	—	—	—	—	5	5
Provisions	61	(8)	(34)	72	(42)	11	60
Total ending balance December 31, 2021	$1,355	$19	$712	$109	$145	$66	$2,406
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,355	19	712	109	145	66	2,406
Total ending allowance balance:	$1,355	$19	$712	$109	$145	$66	$2,406
Loans:
Loans individually evaluated for impairment	$14	$—	$3,189	$—	$237	$—	$3,440
Loans collectively evaluated for impairment	$127,740	$3,730	$73,778	$15,518	$23,975	$6,431	$251,172
Total ending balance December 31, 2021	$127,754	$3,730	$76,967	$15,518	$24,212	$6,431	$254,612

	Real Estate
March 31, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	—	—
Provisions	(21)	(1)	(7)	31	(6)	4	—
Total ending balance March 31, 2021	1,279	26	739	68	181	66	2,359
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,279	26	739	68	181	66	2,359
Total ending allowance balance:	$1,279	$26	$739	$68	$181	$66	$2,359
Loans:
Loans individually evaluated for impairment	$439	$—	$6,117	$—	$1,071	$—	$7,627
Loans collectively evaluated for impairment	115,794	4,764	71,797	9,356	23,465	6,010	231,186
Total ending loans balance March 31, 2021	$116,233	$4,764	$77,914	$9,356	$24,536	$6,010	$238,813

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables presents loans individually evaluated for impairment by portfolio class at March 31, 2022 and December 31, 2021 and the respective average balances of impaired loans and interest income recognized for the three months ended March 31, 2022 and 2021:

	March 31, 2022			December 31, 2021
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$154	$121	$—	$46	$14	$—
Multi-family	—	—	—	—	—	—
Commercial	3,175	3,175	—	3,189	3,189	—
Construction	—	—	—	—	—	—
Commercial	126	126	—	243	237	—
Consumer:	—	—	—	—	—	—
Total	$3,455	$3,422	$—	$3,478	$3,440	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Three Months ended March 31, 2022		Three Months ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$67	$1	$439	$5
Multi-family	—	—	—	—
Commercial	3,182	38	6,339	94
Commercial loans:	137	2	1,096	18
Consumer loans:	—	—	—	—
Total	$3,386	$41	$7,874	$117

There were no loans individually evaluated for impairment with recorded allowance for the three months ended March 31, 2022 and 2021. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at March 31, 2022 and December 31, 2021 by portfolio class of loans:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,712	$147	$—	$1,859	$131,860	$133,719
Multi-family	—	—	—	—	3,261	3,261
Commercial	—	35	—	35	83,637	83,672
Construction	—	—	—	—	16,301	16,301
Total real estate loans	1,712	182	—	1,894	235,059	236,953

Commercial	13	—	—	13	25,405	25,418

Consumer loans:
Home equity loans and lines of credit	25	—	—	25	3,995	4,020
Other consumer loans	22	—	—	22	3,572	3,594

Total	$1,772	$182	$—	$1,954	$268,031	$269,985

December 31, 2021	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,553	$698	$193	$2,444	$125,310	$127,754
Multi-family	—	—	—	—	3,730	3,730
Commercial	292	36	—	328	76,639	76,967
Construction	—	—	—	—	15,518	15,518
Total real estate loans	1,845	734	193	2,772	221,197	223,969

Commercial	90	—	—	90	24,122	24,212

Consumer loans:
Home equity loans and lines of credit	32	—	—	32	3,685	3,717
Other consumer loans	27	—	—	27	2,687	2,714

Total	$1,994	$734	$193	$2,921	$251,691	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

A loan past due 90 days or more need not be placed in nonaccrual status, under certain circumstances, if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. There were no loans past due 90 days or more accruing interest as of March 31, 2022. The loans that were past due 90 days or more were accruing interest as of December 31, 2021 due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of March 31, 2022 and December 31, 2021:

	2022	2021
Real estate loans:
One-to-four family	$13	$14
Commercial real estate	—	—
Construction	—	—
Total real estate loans	13	14

Commercial loans:	—	90

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total	$13	$104

Troubled Debt Restructurings:

Troubled debt restructurings at March 31, 2022 and December 31, 2021 were $2,877 and $2,878, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at March 31, 2022 and December 31, 2021. The Company has committed no additional amounts at March 31, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

There were no loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2022. There were no loans modified as troubled debt restructurings that occurred during the year December 31, 2021.

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the three months ended March 31, 2022 or the year ended December 31, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2021, we originated $3,446 of small business loans under the second round of Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $2 and $779 at March 31, 2022 and December 31, 2021, respectively. These loans are included in commercial loans.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At March 31, 2022 and December 31, 2021, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$133,476	$—	$243	$—	$133,719
Multi-family	3,261	—	—	—	3,261
Commercial	78,549	1,914	3,209	—	83,672
Construction	16,207	—	94	—	16,301
Total real estate loans	231,493	1,914	3,546	—	236,953

Commercial	25,107	102	209	—	25,418

Consumer loans:
Home equity loans and lines of credit	4,020	—	—	—	4,020
Other consumer loans	3,594	—	—	—	3,594

Total	$264,214	$2,016	$3,755	$—	$269,985

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$127,513	$—	$242	$—	$127,755
Multi-family	3,729	—	—	—	3,729
Commercial	71,774	1,969	3,224	—	76,967
Construction	15,518	—	—	—	15,518
Total real estate loans	218,534	1,969	3,466	—	223,969

Commercial	23,824	104	284	—	24,212

Consumer loans:
Home equity loans and lines of credit	3,717	—	—	—	3,717
Other consumer loans	2,714	—	—	—	2,714

Total	$248,789	$2,073	$3,750	$—	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2022 and December 31, 2021 were as follows:

	2022	2021
Land	$1,924	$1,924
Buildings and improvements	14,452	14,208
Furniture, fixtures and equipment	2,348	2,321
	18,724	18,453
Less: Accumulated depreciation	(9,081)	(8,969)
	$9,643	$9,484

Depreciation expense for the three months ended March 31, 2022 and 2021 was $111 and $105, respectively. Depreciation expense for the year ended December 31, 2021 was $442.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at March 31, 2022 and December 31, 2021 were $48,866 and $34,155, respectively. Scheduled maturities of time deposits at March 31, 2022 for the next five years were as follows:

2023	$42,117
2024	17,901
2025	10,174
2026	5,717
2027	810

At March 31, 2022 and 2021, overdraft demand and savings deposits reclassified to loans totaled $71 and $50, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

As of March 31, 2022, there were no outstanding advances. At December 31, 2021, advances from the Federal Home Loan Bank were as follows:

December 31, 2021
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.81%	$18,500
Total	$18,500

During the three months ending March 31, 2022, the company paid off all outstanding advances, recognizing a net gain of $86. The average rate of 1.81% was a blended rate at December 31, 2021. The advances were collateralized by $74,709 and $73,916 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at March 31, 2022 and December 31, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow funds of $105,796 at March 31, 2022.

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at March 31, 2022 and December 31, 2021. There were no amounts outstanding as of March 31, 2022 or December 31, 2021.

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

The ESOP compensation expense for the three months ended March 31, 2022 and 2021 was $60 and $37, respectively. At March 31, 2022, there were 355,829 shares not yet released having an aggregate market value based of $4,199 based on close price of $11.80.

NOTE 8 – STOCK BASED COMPENSATION

In May 2020, the stockholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company’s common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. These amounts have been subsequently converted at the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion, rounding down for fractional shares. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

As of March 31, 2022, there were no shares available for future grants under this plan, except in the event of forfeitures.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the three months ended March 31, 2022:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding Beginning of period	340,903	$9.86
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding End of Period	340,903	$9.86	8.38	$661
Vested or expected to vest	340,903	$9.86	8.38	$661
Exercisable at period end	68,177

(1) Based on close price of $11.80 as of March 31, 2022. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

Stock based compensation expense for stock options for the three months ended March 31, 2022 and 2021 was $27 for each quarter. Unrecognized compensation cost related to nonvested stock options at March 31, 2022 was $360 and is expected to be recognized over 3.33 years.

The following table summarizes non-vested restricted stock activity for the quarter ended March 31, 2022:

Shares
Balance – January 1, 2022	181,811
Granted	—
Vested	—
Balance – March 31, 2022	181,811

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Vesting Period (years)	Fair Value
August 2020	227,266	5	$9.86

Stock-based compensation for the three months ended March 31, 2022 and 2021 was $112 for each quarter. Unrecognized compensation expense for nonvested restricted stock awards was $1,493 as of March 31, 2022 and is expected to be recognized over 3.33 years.

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is currently 9.00%.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2022 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at March 31, 2022 and December 31, 2021 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
March 31, 2022
Tier 1 (Core) Capital to average total assets	$70,979	20.4%	$31,130	9.00%
December 31, 2021
Tier 1 (Core) Capital to average total assets	$69,739	18.8%	$31,476	8.50%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank as well as proceeds retained from the mutual-to-stock conversion. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2022, the Bank could, without prior approval from its regulators, declare dividends of approximately $5,702 plus any 2022 net profits retained to the date of the dividend declaration.

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

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Equity securities are carried at fair value, with changes in fair value reported in net income. This investment is considered an equity security with readily determinable fair value not held for trading (Level 3).

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Financial assets:
U.S Government entities	$—	$2,668	$—
Municipal- Taxable	—	12,879	—
Municipal- Tax exempt	—	1,362	—
Residential MB, GSE	—	9,365
SBA guaranteed debenture	—	816	—

Total AFS	$—	$27,090	$—

Equity Securities	$—	$—	$994

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
U.S Government entities	$—	$2,957	$—
Municipal- Taxable	—	14,157	—
Municipal- Tax exempt	—	1,399	—
Residential MB, GSE	—	1,669	—
SBA guaranteed debenture	—	1,131	—

Total AFS	$—	$21,313	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2022:

Equity Securities
2022

Beginning Balance of recurring Level 3 assets	$—
Purchase	1,000
Unrealized loss	(6)
Ending Balance of recurring Level 3 assets	$994

There were no transfers between levels during 2022 or 2021.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2022	December 31, 2021
Impaired loans:
RE loans:
One-to four family	$13	$14
Commercial	—	90

Foreclosed real estate:
One-to four family	$74	$74
Commercial	—	326

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used. This is for the period ended March 31, 2022 and December 31, 2021.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at March 31, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at March 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$38,670	$38,670	$—	$—	$38,670
Securities available for sale	27,090	—	27,090	—	27,090
Equity Securities	994	—	—	994	994
Loans held for sale	238	—	238	—	238
Loan, net	267,527	—	—	273,527	273,527
Accrued interest receivable	849	—	138	711	849
Restricted equity securities	176	—	—	—	N/A

Financial liabilities:
Deposits	$250,370	$173,651	$87,024	$—	260,675
Federal Home Loan Bank advances	—	—	—	—	—
Accrued interest payable	7	4	3	—	7

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,938	$61,938	$—	$—	$61,938
Securities available for sale	21,313	—	21,313	—	21,313
Loans held for sale	—	—	—	—	—
Loan, net	252,160	—	—	259,152	259,152
Accrued interest receivable	775	—	162	613	775
Restricted equity securities	859	—	—	—	N/A

Financial liabilities:
Deposits	$232,021	$156,921	$80,281	$—	$237,202
Federal Home Loan Bank advances	18,500	—	18,322	—	18,322
Accrued interest payable	60	3	57	—	60

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended March 31,
	2022	2021 (1)
Earnings per share
Net Income	$1,010	$785
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	(3)	(2)
Net earnings allocated to common stock	1,007	783
Weighted common shares outstanding including participating securities	7,405,893	6,734,092
Less: Participating securities	(181,811)	(227,272)
Less: Average unearned ESOP shares	(355,826)	(16,060)
Weighted average shares	6,868,256	6,490,760
Basic earnings (loss) per share	$0.15	$0.12
Dilutive
Net earnings allocated to common stock	1,007	783
Weighted average shares	6,868,256	6,490,760
Add: dilutive effects of assumed exercises of stock options	109,460	321,121
Average shares and dilutive potential common shares	6,977,716	6,811,881
Dilutive earnings per share	$0.14	$0.11

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
•
our ability to retain key employees;
•
global or national war, conflict or acts or terrorism;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total assets increased $1.2 million, or 0.3%, to $353.5 million at March 31, 2022 from $354.7 million at December 31, 2021. The increase was due to loan growth.

Cash and cash equivalents decreased $23.3 million, or 37.5%, to $38.7 million at March 31, 2022 from $61.9 million at December 31, 2021. The decrease was due to loan growth, payoff of advances and investment purchases.

Gross loans held for investment increased $15.3 million, or 6.1%, to $267.5 million at March 31, 2022 from $252.2 million at December 31, 2021. The increase was primarily due to an increase in commercial real estate loans, which increased $6.7 million, or 8.7%, to $83.7 million at March 31, 2022 from $77.0 million at December 31, 2021. The increase was also due to an increase in one-to-four family loans, which increased $5.9 million, or 4.7%, to $133.7 million at March 31, 2022 from $127.8 million at December 31, 2021.

Securities available for sale increased $5.8 million or 27.1%, to $27.1 million at March 31, 2022 from $21.3 million at December 31, 2021. We invested a portion of deposits gathered during the three months ended March 31, 2022 in securities.

Total deposits increased $18.4 million, or 7.9%, to $250.4 million at March 31, 2022 from $232.0 million at December 31, 2021. We experienced increases in interest-bearing demand deposits of $7.1 million, or 12.8%, to $62.3 million at March 31, 2022 from $55.2 million at December 31, 2021, and in regular savings and other deposits of $22.1 million, or 32.3%, to $90.7 million at March 31, 2022 from $68.6 million at December 31, 2021. The increases reflected an increase in new accounts.

Borrowings decreased $18.5 million, or 100.0%, to no borrowings at March 31, 2022, from $18.5 million at December 31, 2021. We used excess cash we received from deposits during the three months ended March 31, 2022 to decrease our borrowings, and recognized a net gain of $86,000 for repaying $18.5 million of borrowings.

Stockholders’ equity decreased $1.1 million, or 1.2%, to $98.6 million at March 31, 2022 from $99.7 million at December 31, 2021. The decrease was mainly due to the decrease in accumulated other income (unrealized losses on securities available for sale) of $1.2 million for the three months ended March 31, 2022. Stockholders' equity (book value) per share at March 31, 2022 was $13.31.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale. We had no intangible assets at March 31, 2022.

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$261,005	$3,371	5.17%	$229,680	$3,009	5.24%
PPP loans	313	36	46.01%	3,894	178	18.26%

Securities	21,988	131	2.38%	18,874	107	2.27%
Federal Home Loan Bank stock	322	12	14.91%	2,425	24	3.92%
Federal funds sold	44,314	18	0.16%	59,134	11	0.07%
Total interest-earning assets	327,942	3,568	4.35%	314,007	3,329	4.24%
Noninterest-earning assets	15,265			12,954
Total assets	$343,207			$326,961

Interest-bearing liabilities:
Interest-bearing demand deposits	$85,362	25	0.12%	$68,994	22	0.13%
Regular savings and other deposits	56,478	26	0.18%	43,713	20	0.19%
Money market deposits	4,727	2	0.17%	5,095	2	0.16%
Certificates of deposit	77,122	165	0.86%	86,052	260	1.21%
Total interest-bearing deposits	223,689	218	0.39%	203,854	304	0.60%
Federal Home Loan Bank advances and other borrowings	4,156	21	2.02%	51,611	224	1.74%
Total interest-bearing liabilities	227,845	239	0.42%	255,465	528	0.83%
Noninterest-bearing demand deposits	13,254			12,495
Other noninterest-bearing liabilities	2,951			3,683
Total liabilities	244,050			271,643
Total shareholders’ equity	99,157			55,318
Total liabilities and shareholders’ equity	$343,207			$326,961
Net interest income		$3,329			$2,801
Net interest rate spread (2)			3.93%			3.41%
Net interest-earning assets (3)	$100,097			$58,542
Net interest margin (4)			4.06%			3.57%
Average interest-earning assets to interest-bearing liabilities	1.44x			1.23x

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

The following table presents the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	For the Three Months ended March 31, 2022 vs. 2021

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$1,641	$(1,279)	$362
PPP Loans	(654)	512	(142)
Securities	71	(47)	24
Federal Home Loan Bank stock	(82)	70	(12)
Federal funds sold	(10)	17	7
Total interest-earning assets	966	(727)	239

Interest-bearing liabilities:
Interest-bearing demand Deposits	153	(150)	3
Regular savings and other deposits	24	(18)	6
Money market deposits	(1)	1	-
Certificates of deposit	(108)	13	(95)
Total interest-bearing deposits	68	(154)	(86)
Federal Home Loan Bank advances	(826)	623	(203)
Total interest bearing liabilities	(758)	469	(289)

Change in net interest income	$1,724	$(1,196)	$528

Comparison of Operating Results for the Three months ended March 31, 2022 and 2021

General. Net income was $1.0 million for the three months ended March 31, 2022, compared to net income of $785,000 for the three months ended March 31, 2021. The increase in net income was primarily due to the increase in interest income from the increase in loans.

Interest Income. Interest income increased $239,000, or 7.2%, to $3.6 million for three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. The increase was due primarily to a increase in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans (excluding PPP loans) increased $362,000, or 12.0%, to $3.4 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021. Our average balance of loans (excluding PPP loans) increased $31.3 million, or 13.6% for the three months ended March 31, 2022, to $261.0 million for three months ended March 31, 2022 from $229.7 million for the three months ended March 31, 2021. The increase is due to our decision to retain longer-term, fixed-rate loans instead of selling them, and also due to commercial lending increasing. Our weighted average yield on loans (excluding PPP loans) decreased seven basis points to 5.17% for the three months ended March 31, 2022 compared to 5.24% for the three months ended March 31, 2021. We recognized $36,000 of interest income on PPP loans during the three months ended

March 31, 2022, compared to $178,000 during the three months ended March 31, 2021. This was due to the majority of loans had already been paid off by SBA in 2021.

Interest Expense. Interest expense decreased $289,000 or 54.7% to $239,000 for the three months ended March 31, 2022 compared to $528,000 for the three months ended March 31, 2021. The decrease was due to decreases in rates for deposits as well a paying off the borrowings balances.

Interest expense on deposits decreased $86,000, or 28.3%, to $218,000 for the three months ended March 31, 2022 compared to $304,000 for the three months ended March 31, 2021. The decrease was due primarily to a decrease in certificates of deposit. Interest expense on certificates of deposit decreased $95,000, or 36.5%, to $165,000 for the three months ended March 31, 2022, compared to $260.000 for the three months ended March 31, 2021. We experienced decreases in both the average balance of certificates of deposit ($8.9 million, or 10.4%) for the three months ended March 31, 2022 and 2021, and rates paid on certificates of deposit (35 basis points, to 0.86%) for the three months ended March 31, 2022. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates have decreased due to changes in market interest rates.

Interest expense on borrowings decreased $203,000, or 90.6%, to $21,000 for the three months ended March 31, 2022, compared to $224,000 for the three months ended March 31, 2021. The average balance of borrowings decreased $47.5 million, or 91.9% to $4.2 million for the three months ended March 31, 2022, compared to $51.6 million for the three months ended March 31, 2021. The average rate paid on borrowings increased 28 basis points to 2.02% for the three months ended March 31, 2022 compared to 1.74% for the three months ended March 31, 2021. The increase was due to paying off lower rate advances in 2022 and 2021, recognizing a gain within non interest income.

Net Interest Income. Net interest income increased $528,000, or 18.9%, to $3.3 million for the three months ended March 31, 2022 from $2.8 million for the three months ended March 31, 2021. Our interest rate spread increased 52 basis points to 3.93% for the three months ended March 31, 2022, compared to 3.41% for the three months ended March 31, 2021. Our interest margin increased 49 basis points to 4.06% for the three months ended March 31, 2022 compared to 3.57% for the three months ended March 31, 2021.

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

After an evaluation of these factors, $40,000 and $0 was recorded in the provision for loan losses for the three months ended March 31, 2022 and 2021. Our allowance for loan losses was $2.44 million at March 31, 2022 compared to $2.41 million at December 31, 2021 and $2.36 million at March 31, 2021. The ratio of our allowance for loan losses to total loans was 0.91% at March 31,

2022 compared to 0.94% at December 31, 2021 and 0.99% at March 31, 2021, while the allowance for loan losses to non-performing loans was 18,815.4% at March 31, 2022 compared to 810.1% at December 31, 2021. We had no charge-offs or recoveries for the three months ended March 31, 2022 compared to $2,000 of charge-offs and no recoveries during the three months ended March 31, 2021. To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at March 31, 2022.

Non-interest Income. Non-interest income decreased $46,000 to $420,000 for the three months ended March 31, 2022 from $466,000 for the three months ended March 31, 2021. The decrease was due to a decrease in gain on sale of mortgage loans, offset by gains recognized due to prepayment of Federal Home Loan Bank advances.

Non-interest Expense. Non-interest expense increased $134,000, or 5.9%, to $2.4 million for the three months ended March 31, 2022 compared to $2.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase in professional advisory and supervisory fees of $72,000 or 64.9% due to increased cost of our vendors and additional services required for 2022 for new regulatory requirements.

Income Tax Expense. We recognized income tax expense of $300,000 and $216 for the three months ended March 31, 2022 and 2021, respectively, resulting in effective rates of 22.7% and 21.6%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2022 and December 31, 2021, we had a $105.8 million and $111.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $0 and $18.5 million outstanding as of those dates, respectively. In addition, at March 31, 2022, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at March 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $963,000 and $684,000 for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $23.3 million and $5.9 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $(954,000) and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2022, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: May 12, 2022	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: May 12, 2022	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer