Form 10-Q
period 2022-06-30
Cullman Bancorp, Inc. /MD/
filed 2022-08-11
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,405,893 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 11, 2022.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

(All amounts in thousands, except share and per share data)

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Interest Bearing Cash and cash equivalents	$508	$746
Non-interest Bearing Cash and cash equivalents	3,201	1,467
Federal funds sold	21,075	59,725
Total cash and cash equivalents	24,784	61,938
Securities available for sale	27,598	21,313
Equity securities	1,005	—
Loans, net of allowance of $2,562 and $2,406 respectively	307,765	252,160
Premises and equipment, net	9,823	9,484
Foreclosed real estate	89	400
Accrued interest receivable	1,013	775
Restricted equity securities	176	859
Bank owned life insurance	8,830	5,737
Deferred Tax asset, net	2,155	1,323
Other assets	762	720

Total assets	$384,000	$354,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$15,944	$13,349
Interest bearing	264,285	218,672

Total deposits	280,229	232,021

Federal Home Loan Bank advances	—	18,500
Accrued interest payable	23	60
Other liabilities	5,052	4,394
Total liabilities	285,304	254,975

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,405,893 shares outstanding at June 30, 2022 and December 31, 2021	74	74
Additional paid-in capital	49,952	49,674
Retained earnings	54,700	53,267
Accumulated other comprehensive income (loss)	(2,546)	277
Unearned ESOP shares, at cost	(3,484)	(3,558)

Total shareholders' equity	98,696	99,734

Total liabilities and shareholders' equity	$384,000	$354,709

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Unaudited)

Three and six months ended June 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$3,811	$3,240	$7,218	$6,426
Non taxable securities	194	98	318	189
Securities	8	12	16	28
FHLB dividends	3	22	15	46
Federal funds sold and other	74	12	92	23
Total interest income	4,090	3,384	7,659	6,712
Interest expense:
Deposits	216	284	434	588
Federal Home Loan Bank advances and other borrowings	—	170	21	394
Total interest expense	216	454	455	982
Net interest income	3,874	2,930	7,204	5,730
Provision for loan losses	115	25	155	25
Net interest income after provision for loan losses	3,759	2,905	7,049	5,705
Noninterest income:
Service charges on deposit accounts	256	200	481	389
Income on bank owned life insurance	56	38	93	75
Gain on sales of mortgage loans	39	56	62	122
Net gain on sale of foreclosed real estate	44	7	46	8
Gain on prepayment of Federal Home Loan Bank advances	—	—	91	104
Other	39	45	81	114
Total noninterest income	434	346	854	812
Noninterest expense:
Salaries and employee benefits	1,759	1,471	3,370	3,064
Occupancy and equipment	215	212	426	415
Data processing	208	171	411	347
Professional and supervisory fees	169	104	352	214
Office expense	47	54	98	112
Advertising	44	45	64	62
FDIC deposit insurance	15	21	34	42
Loss on prepayment of Federal Home Loan Bank advances	—	—	4	20
Other	109	105	207	173
Total noninterest expense	2,566	2,183	4,966	4,449
Income before income taxes	1,627	1,068	2,937	2,068
Income tax expense	315	221	615	436
Net income	$1,312	$847	$2,322	$1,632
Earnings per share:
Basic (1)	$0.19	$0.13	$0.33	$0.25
Dilutive (1)	$0.19	$0.12	$0.33	$0.24

(1) Amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering. (see Note 1).

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three and six months ended June 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$1,312	$847	$2,322	$1,632

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(1,752)	207	(3,574)	(170)
Less income tax effect	368	(43)	751	36
Other comprehensive income (loss)	(1,384)	164	(2,823)	(134)

Comprehensive income (loss)	$(72)	$1,011	$(501)	$1,498

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and six months ended June 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at April 1, 2022	7,405,893	$74	$49,813	$53,388	$(1,162)	$(3,521)	$98,592
Net income	—	—	—	1,312	—	—	1,312
Other comprehensive loss	—	—	—	—	(1,384)	—	(1,384)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at June 30, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696

Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	2,322	—	—	2,322
Other comprehensive loss	—	—	—	—	(2,823)	—	(2,823)
ESOP shares earned	—	—	—	—	—	74	74
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	278	—	—	—	278
Balance at June 30, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696

Balance at April 1, 2021	2,450,408	$24	$6,810	$49,607	$244	$(44)	$56,641
Net income	—	—	—	847	—	—	847
Other comprehensive loss	—	—	—	—	164	—	164
ESOP shares earned	—	—	—	—	—	12	12
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at June 30, 2021	2,450,408	$24	$6,949	$50,454	$408	$(32)	$57,803

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	1,632	—	—	1,632
Other comprehensive loss	—	—	—	—	(134)	—	(134)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	—	—	—	25	25
Dividend paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	278	—	—	—	278
Balance at June 30, 2021	2,450,408	$24	$6,949	$50,454	$408	$(32)	$57,803

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Cash flows from operating activities
Net income	$2,322	$1,632
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	155	25
Depreciation and amortization, net	228	213
Deferred income taxes	(81)	(95)
Net gains from sales and impairment of foreclosed real estate	(46)	(7)
Net gain on extinguishment of debt	(87)	(84)
Gain from change in fair value of equity securities	(5)	—
Losses on disposals of fixed assets	—	1
Income on bank owned life insurance	(93)	(75)
Gains on sale of mortgage loans	(62)	(122)
Mortgage loans originated for sale	(1,912)	(4,077)
Mortgage loans sold	1,974	3,969
ESOP Compensation expense	74	25
Stock based compensation expense	278	278
Net change in operating assets and liabilities
(Increase)/decrease in Accrued interest receivable	(238)	274
Decrease in Accrued interest payable	(37)	(22)
(Increase)/decrease Other	614	(590)
Net cash provided by operating activities	3,084	1,345
Cash flows from investing activities
Net purchases of premises and equipment	(565)	(344)
Purchases of securities- available for sale	(10,634)	(3,000)
Purchases of securities- equity	(1,000)	—
Proceeds from maturities, prepayments and calls of securities	773	1,962
Proceeds from sales of foreclosed real estate	453	116
Redemption of restricted equity securities	683	1,120
Purchases of bank owned life insurance	(3,000)	—
Redemption of bank owned life insurance	—	73
Loan originations and payments, net	(55,854)	(11,087)
Net cash used in investing activities	(69,144)	(11,160)
Cash flows from financing activities
Net increase in deposits	48,208	63,432
Proceeds from Federal Home Loan Bank advances	—	—
Repayment of Federal Home Loan Bank advances	(18,413)	(19,916)
Cash payment of dividends	(889)	(857)
Payments from share repurchases	—	—
Net cash settlement of stock options exercised	—	(16)
Net cash provided by financing activities	28,906	42,643
Net change in cash and cash equivalents	(37,154)	32,828
Cash and cash equivalents at the beginning of period	61,938	60,361
Cash and cash equivalents at end of the period	$24,784	$93,189
Supplemental cash flow information
Interest expense	$492	$1,004
Income taxes paid	375	358

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

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Effective July 15, 2021, the Bancorp became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and Cullman Bancorp, Inc. a federal corporation (Cullman Federal) ceased to exist and the Bancorp became the successor corporation to Cullman Federal. In the conversion, 3,929,776 shares of common stock were sold at a price of $10.00 per share is the subscription offering, which included 354,599 shares sold to the Employee Stock Ownership Plan. The Bancorp additionally issued 148,210 shares to The Cullman Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank's local community. The exchange ratio for previously held shares of Cullman Federal was 2.8409 as applied in the conversion offering. Share amounts related to the periods prior to the conversion have been restated to give retroactive recognition to the exchange ratio.

Risk and Uncertainties: On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. The outlook has continued to improve in regards to COVID-19; however, there are concerns such as supply chain and labor shortages that continue to persist. There continues to be uncertainty regarding the long term effect of the global economy which could have an adverse impact on the Company's business operations.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Company is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.07 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (iii) the date on which we have, during the previous three year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Corporation’s effective date for the implementation of the ASU will be January 1, 2023. Key project implementation activities for 2022 and 2021 have focused on execution and implementation, processes and control, policies, disclosures, and data resolution. At this time the Corporation cannot yet estimate the impact to the consolidated financial statements.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2022 and December 31, 2021 were as follows:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(519)	$2,481
Municipal- taxable	14,533	25	(2,248)	12,310
Municipal- tax exempt	1,365	2	(47)	1,320
Residential MBS (1)	9,151	1	(365)	8,787
Commercial MBS	1,915	—	(17)	1,898
SBA(2) guaranteed debenture	857	—	(55)	802
Total	$30,821	$28	$(3,251)	$27,598

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(43)	$2,957
Municipal- taxable	13,839	375	(57)	14,157
Municipal- tax exempt	1,365	34	—	1,399
Residential MBS	1,638	35	(4)	1,669
SBA guaranteed debenture	1,120	11	—	1,131
Total	$20,962	$455	$(104)	$21,313

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

The proceeds from sales and calls of securities and the associated gains and losses for the six months ended June 30, 2022 and 2021are listed below:

	2022	2021
Proceeds	$—	$705
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities in the six months ended June 30, 2022 or the six months ended June 30, 2021.

Equity Securities

There was one equity security with a readily determinable fair value amount of $1.0 million held as of June 30, 2022. Net gains of $10 thousand and $5 thousand were recognized for the three and six months ended June 30, 2022 respectively.

The amortized cost and fair value of the debt securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Debt securities not due at a single maturity date are shown separately.

	June 30, 2022
	Amortized Cost	Estimated Fair Value
Due one year or less	$—	$—
Due from one to five years	1,401	1,388
Due from five to ten years	3,443	3,203
Due after ten years	14,054	11,520
Residential mortgage-backed	9,151	8,787
Commercial mortgage-backed	1,915	1,898
SBA guaranteed debenture	857	802
Total	$30,821	$27,598

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Carrying amounts of securities pledged to secure public deposits as of June 30, 2022 and December 31, 2021 were $23,830 and $9,261, respectively. At June 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Debt securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,481	$(519)	$—	$—	$2,481	$(519)
Municipal- taxable	9,292	(1,751)	2,126	(497)	11,418	(2,248)
Municipal- tax free	648	(47)	—	—	648	(47)
Residential MBS	8,562	(365)	—	—	8,562	(365)
Commercial MBS	1,915	(17)	—	—	1,915	(17)
SBA guaranteed debenture	802	(55)	—	—	802	(55)
Total temporarily impaired	$23,700	$(2,754)	$2,126	$(497)	$25,826	$(3,251)

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,957	$(43)	$—	$—	$2,957	$(43)
Municipal- taxable	805	(16)	1,771	(41)	2,576	(57)
Residential MBS	503	(4)	—	—	503	(4)
Total temporarily impaired	4,265	(63)	1,771	(41)	$6,036	$(104)

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

There were three U.S. government agencies, 20 municipal-taxable securities, three municipal-tax free, one SBA guaranteed debenture and 10 mortgage backed securities with unrealized losses at June 30, 2022. None of the unrealized losses for these securities have been recognized into net income for the six months ended June 30, 2022 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at June 30, 2022 and December 31, 2021 were as follows:

	2022	2021

Real Estate Loans:
One-to-four family	$152,780	$127,755
Multi-family	3,059	3,729
Commercial	91,432	76,967
Construction	20,172	15,518
Total real estate loans	267,443	223,969

Commercial loans	33,644	24,212

Consumer loans:
Home equity loans and lines of credit	5,528	3,717
Other consumer	3,723	2,714
Total consumer loans	9,251	6,431

Total loans	310,338	254,612

Net deferred loans fees	(11)	(46)

Allowance for loan losses	(2,562)	(2,406)

Loans, net	$307,765	$252,160

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending, June 30, 2022, December 31, 2021 and June 30, 2021. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended June 30, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2022	$1,332	$16	$732	$116	$166	$84	$2,446
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	166	(2)	(140)	31	45	15	115
Total ending balance June 30, 2022	$1,504	$14	$592	$142	$211	$99	$2,562
Six Months Ended June 30, 2022
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	143	(5)	(120)	38	66	33	155
Total ending balance June 30, 2022	$1,504	$14	$592	$142	$211	$99	$2,562

	Real Estate
Three Months Ended June 30, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2021	$1,279	$26	$739	$68	$181	$66	$2,359
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	3	3
Provisions	35	(6)	(12)	16	(13)	5	25
Total ending balance June 30, 2021	$1,314	$20	$727	$84	$168	$74	$2,387
Six Months Ended June 30, 2021
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	3	3
Provisions	14	(7)	(19)	47	(19)	9	25
Total ending balance June 30, 2021	$1,314	$20	$727	$84	$168	$74	$2,387

The following tables provides the amount of the allowance for credit losses by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the periods ending June 30, 2022 and December 31, 2021.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,504	14	592	142	211	99	2,562
Total ending allowance balance June 30, 2022:	$1,504	$14	$592	$142	$211	$99	$2,562

Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,355	19	712	109	145	66	2,406
Total ending allowance balance December 31, 2021:	$1,355	$19	$712	$109	$145	$66	$2,406

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the periods ending June 30, 2022 and December 31, 2021.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Loans:
Loans individually evaluated for impairment	$120	$—	$3,157	$—	$—	$—	$3,277
Loans collectively evaluated for impairment	152,660	3,059	88,275	20,172	33,644	9,251	307,061
Total ending loans balance June 30, 2022	$152,780	$3,059	$91,432	$20,172	$33,644	$9,251	$310,338

Loans:
Loans individually evaluated for impairment	$14	$—	$3,189	$—	$237	$—	$3,440
Loans collectively evaluated for impairment	127,740	3,730	73,778	15,518	23,975	6,431	251,172
Total ending loans balance December 31, 2021	$127,754	$3,730	$76,967	$15,518	$24,212	$6,431	$254,612

The following tables presents loans individually evaluated for impairment by portfolio class at June 30, 2022 and December 31, 2021 and the respective average balances of impaired loans and interest income recognized for the three and six months ended June 30, 2022 and 2021:

	June 30, 2022			December 31, 2021
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$46	$120	$—	$46	$14	$—
Multi-family	—	—	—	—	—	—
Commercial	3,190	3,157	—	3,189	3,189	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	243	237	—
Consumer:	—	—	—	—	—	—
Total	$3,236	$3,277	$—	$3,478	$3,440	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Three Months ended June 30, 2022		Six Months ended June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$120	$1	$85	$2
Multi-family	—	—	—	—
Commercial	3,166	38	3,173	67
Commercial loans:	115	2	126	4
Consumer loans:	—	—	—	—
Total	$3,401	$41	$3,384	$73

	Three Months ended June 30, 2021		Six Months ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$492	$6	$492	$11
Multi-family	—	—	—	—
Commercial	5,257	69	5,803	163
Commercial loans:	1,253	17	1,223	35
Consumer loans:	—	—	—	—
Total	$7,002	$92	$7,518	$209

There were no loans individually evaluated for impairment with recorded allowance for the three or six months ending June 30, 2022 and 2021. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at June 30, 2022 and December 31, 2021 by portfolio class of loans:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$—	$900	$153	$1,053	$151,727	$152,780
Multi-family	—	—	—	—	3,059	3,059
Commercial	33	—	—	33	91,399	91,432
Construction	—	—	—	—	20,172	20,172
Total real estate loans	33	900	153	1,086	266,357	267,443

Commercial	71	—	—	71	33,573	33,644

Consumer loans:
Home equity loans and lines of credit	—	—	—	—	5,528	5,528
Other consumer loans	4	—	—	4	3,719	3,723

Total	$108	$900	$153	$1,161	$309,177	$310,338

December 31, 2021	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,553	$698	$193	$2,444	$125,310	$127,754
Multi-family	—	—	—	—	3,730	3,730
Commercial	292	36	—	328	76,639	76,967
Construction	—	—	—	—	15,518	15,518
Total real estate loans	1,845	734	193	2,772	221,197	223,969

Commercial	90	—	—	90	24,122	24,212

Consumer loans:
Home equity loans and lines of credit	32	—	—	32	3,685	3,717
Other consumer loans	27	—	—	27	2,687	2,714

Total	$1,994	$734	$193	$2,921	$251,691	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

A loan past due 90 says or more need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of June 30, 2022 due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of June 30, 2022 and December 31, 2021:

	2022	2021
Real estate loans:
One-to-four family	$12	$14
Commercial real estate	—	—
Construction	—	—
Total real estate loans	12	14

Commercial loans:	—	90

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total loans	$12	$104

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings:

Troubled debt restructurings at June 30, 2022 and December 31, 2021 were $2,877 and $2,878, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at June 30, 2022 and December 31, 2021. The Company has committed no additional amounts at June 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the six months ended June 30, 2022 or the year ended December 31, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2021, the Company originated $3,446 of small business loans under the Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $0 and $5,100 at June 30, 2022 and December 31, 2021, respectively. These loans are included in commercial loans.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At June 30, 2022 and December 31, 2021, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$152,470	$—	$310	$—	$152,780
Multi-family	3,059	—	—	—	3,059
Commercial	86,502	1,740	3,190	—	91,432
Construction	20,172	—	—	—	20,172
Total real estate loans	262,203	1,740	3,500	—	267,443

Commercial	33,367	99	178	—	33,644

Consumer loans:
Home equity loans and lines of credit	5,528	—	—	—	5,528
Other consumer loans	3,723	—	—	—	3,723

Total	$304,821	$1,839	$3,678	$—	$310,338

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$127,513	$—	$242	$—	$127,755
Multi-family	3,729	—	—	—	3,729
Commercial	71,774	1,969	3,224	—	76,967
Construction	15,518	—	—	—	15,518
Total real estate loans	218,534	1,969	3,466	—	223,969

Commercial	23,824	104	284	—	24,212

Consumer loans:
Home equity loans and lines of credit	3,717	—	—	—	3,717
Other consumer loans	2,714	—	—	—	2,714

Total	$248,789	$2,073	$3,750	$—	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2022 and December 31, 2021 were as follows:

	2022	2021
Land	$1,924	$1,924
Buildings and improvements	14,732	14,208
Furniture, fixtures and equipment	2,363	2,321
	19,019	18,453
Less: Accumulated depreciation	(9,196)	(8,969)
	$9,823	$9,484

Depreciation expense for the three and six months ended June 30, 2022 was $115 and $226, respectively. Depreciation expense for the three and six months ended June 30, 2021 was $111 and $216 respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2022 and December 31, 2021 were $30,901 and $34,155, respectively. Scheduled maturities of time deposits at June 30, 2022 for the next five years were as follows:

2023	$44,246
2024	15,357
2025	9,868
2026	5,096
2027	1,083

At June 30, 2022 and 2021, overdraft demand and savings deposits reclassified to loans totaled $109 and $68, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

As of June 30, 2022, there were no outstanding advances. At December 31, 2021, advances from the Federal Home Loan Bank were as follows:

December 31, 2021
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.81%	$18,500
Total	$18,500

During the six months ended June 30, 2022, the Company paid off all outstanding advances,

recognizing a net gain of $87. The average rate of 1.81% was a blended rate at December 31, 2021. The advances were collateralized by $76,381 and $73,916 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at June 30, 2022 and December 31, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $105,418 at June 30, 2022.

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at June 30, 2022 and December 31, 2021. There were no amounts outstanding as of June 30, 2022 or December 31, 2021.

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

The ESOP compensation expense for the three months ended June 30, 2022 and 2021 was $46 and $37, respectively. The ESOP compensation expense for the six months ended June 30, 2022 and 2021 was $120 and $74, respectively. At June 30, 2022, there were 355,829 shares not yet released, having an aggregate market value of $4,024 based on close price of $11.31.

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

As of June 30, 2022, there were no shares available for future grants under this plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the six months ended June 30, 2022:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding 1/1/22	340,903	$9.86
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding 6/30/22	340,903	$9.86	8.13
Vested or expected to vest	340,903	$9.86	8.13	$494
Exercisable at period end	68,177			99

(1) Based on close price of $11.31 as of June 30, 2022. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were no options that vested during the six months ended June 30, 2022. Stock based compensation expense for stock options for the three and six months ended June 30, 2022 was $27 and $54, respectively. Unrecognized compensation cost related to nonvested stock options at June 30, 2022 was $333 and is expected to be recognized over 3.08 years.

The following table summarizes non-vested restricted stock activity for the quarter ended June 30, 2022:

Shares
Balance – January 1, 2022	181,811
Granted	—
Vested	—
Balance –June 30, 2022	181,811

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Vesting Period (years)	Fair Value
August 2020	227,266	5	$9.86

For the three and six months ended June 30, 2022, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $224, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1,381 as of June 30, 2022 and is expected to be recognized over 3.08 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2022 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at June 30, 2022 and December 31, 2021 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
June 30, 2022
Tier 1 (Core) Capital to average total assets	$72,520	20.97%	$34,303	9.00%
December 31, 2021
Tier 1 (Core) Capital to average total assets	$69,739	18.83%	$31,476	8.50%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Financial assets:
U.S Government entities	$—	$2,481	$—
Municipal- Taxable	—	12,310	—
Municipal- Tax exempt	—	1,320	—
Residential MB, GSE	—	8,787	—
Commercial MBS		1,898
SBA guaranteed debenture	—	802	—

Total available for sale securities	$—	$27,598	$—
Equity Securities	$—	$—	$1,005

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
U.S Government entities	$—	$2,957	$—
Municipal- Taxable	—	14,157	—
Municipal- Tax exempt	—	1,399	—
Residential MB, GSE	—	1,669	—
SBA guaranteed debenture	—	1,131	—

Total available for sale securities	$—	$21,313	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022:

Equity Securities
2022

Beginning Balance of recurring Level 3 assets	$—
Purchase	1,000
Unrealized gain	5
Ending Balance of recurring Level 3 assets	$1,005

There were no transfers between levels during 2022 or 2021.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2022	December 31, 2021
Impaired loans:
RE loans:
One-to four family	$12	$14
Commercial	$—	$90

Foreclosed real estate:
One-to four family	$89	$74
Commercial	$—	$326

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used. This is for the period ended June 30, 2022 and December 31, 2021.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at June 30, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$24,784	$24,784	$—	$—	$24,784
Securities available for sale	27,598	—	27,598	—	27,598
Loans held for sale	—	—	—	—	—
Loan, net	307,765	—	—	298,694	298,694
Accrued interest receivable	1,013	—	180	833	1,013
Restricted equity securities	176	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	$280,229	$204,578	$94,266	$—	$298,844
Federal Home Loan Bank advances	—	—	—	—	—
Accrued interest payable	23	19	4	—	23

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)
Earnings per share
Net Income	$1,312	$847	$2,322	$1,632
Less: Distributed earning allocated to participating securities	—	—	—	—
Less: Earnings allocated to participating securities	(10)	—	(35)	(26)
Net earnings allocated to common stock	1,302	847	2,287	1,606
Weighted common shares outstanding including participating securities	7,405,893	6,734,092	7,405,893	6,733,999
Less: Participating securities	(181,811)	(227,272)	(181,811)	(227,272)
Less: Average unearned ESOP shares	(352,079)	(16,060)	(353,911)	(16,060)
Weighted average shares	6,872,003	6,490,760	6,870,171	6,490,667
Basic earnings per share	$0.19	$0.13	$0.33	$0.25
Dilutive
Net earnings allocated to common stock	1,302	847	2,287	1,606
Weighted average shares	6,872,003	6,490,760	6,870,171	6,490,667
Add: dilutive effects of assumed exercises of stock options	93,129	293,901	86,568	294,423
Average shares and dilutive potential common shares	6,965,132	6,784,661	6,956,739	6,785,090
Dilutive earnings per share	$0.19	$0.12	$0.33	$0.24

(1) Share amounts related to the periods prior to the July 15, 2021 closing of the conversion offering have been restated to give retroactive recognition to the 2.8409 exchange ratio applied in the conversion offering (see Note 1).

There were no antidilutive shares for the three and six months ended June 30, 2022 and 2021.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total assets increased $29.3 million, or 8.3%, to $384.0 million at June 30, 2022 from $354.7 million at December 31, 2021. The increase was due to an increase in loans, which was funded by an increase in deposits.

Cash and cash equivalents decreased $37.1 million, or 60.0%, to $24.8 million at June 30, 2022 from $61.9 million at December 31, 2021. The decrease was due to loan growth, payoff of advances and investment purchases.

Gross loans held for investment increased $55.7 million, or 21.9%, to $310.3 million at June 30, 2022 from $254.6 million at December 31, 2021. The increase was primarily due to an increase in one-to-four family loans, which increased $25.0 million, or 19.6%, to $152.8 million at June 30, 2022 from $127.8 million at December 31, 2021. The increase was also due to an increase in commercial real estate loans, which increased $14.4 million, or 18.8%, to $91.4 million at June 30, 2022 from $77.0 million at December 31, 2021.

Securities available for sale increased $6.3 million, or 29.5%, to $27.6 million at June 30, 2022 from $21.3 million at December 31, 2021. We used a portion of the excess cash we received from deposits during the six months ended June 30, 2022 to invest in securities.

Total deposits increased $48.2 million, or 20.8%, to $280.2 million at June 30, 2022 from $232.0 million at December 31, 2021. We experienced increases in regular savings and other deposits of $28.4 million, or 51.4%, to $83.7 million at June 30, 2022 from $55.3 million at December 31, 2021, and in interest-bearing demand deposits of $23.3 million, or 29.8%, to $101.5 million at June 30, 2022 from $78.2 million at December 31, 2021. Noninterest bearing demand deposits increased $2.6 million or 19.5% to $15.9 million at June 30, 2022 from $13.3 million at December 31, 2021. The increases are a result of an increase in new accounts.

Borrowings decreased $18.5 million, or 100.0%, to no borrowings at June 30, 2022 from $18.5 million at December 31, 2021. We used a portion of the excess cash we received from deposits during the six months ended June 30, 2022 to decrease our borrowings, and recognized a net gain of $87,000 for repaying $18.5 million of borrowings.

Stockholders’ equity decreased $1.0 million, or 1.0%, to $98.7 million at June 30, 2022 from $99.7 million at December 31, 2021. The decrease was mainly due to the decrease in accumulated other income (unrealized losses on securities available for sale) of $2.8 million for the six months ended June 30, 2022, partially offset by a increase in retained earnings of $1.4 million for the six months ended June 30, 2022. Stockholders' equity (book value) per share at June 30, 2022 was $13.33.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $11,000 and $216,000 as of June 30, 2022 and June 30, 2021, respectively. Loan balances exclude loans held for sale.

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$288,646	$3,809	5.28%	$239,408	$3,203	5.35%
PPP loans	157	2	5.10%	3,565	37	4.15%
Securities	28,965	202	2.79%	19,868	110	2.21%
Federal Home Loan Bank stock	176	3	6.82%	1,623	22	5.42%

Federal funds sold	40,228	74	0.74%	56,941	12	0.08%
Total interest-earning assets	358,172	4,090	4.57%	321,405	3,384	4.21%
Noninterest-earning assets	21,731			20,239
Total assets	$379,903			$341,644

Interest-bearing liabilities:
Interest-bearing demand deposits	$98,007	27	0.11%	$83,699	24	0.11%
Regular savings and other deposits	79,984	34	0.17%	50,445	24	0.19%
Money market deposits	4,296	2	0.19%	4,360	2	0.18%
Certificates of deposit	77,134	153	0.79%	85,147	234	1.10%
Total interest-bearing deposits	259,421	216	0.33%	223,651	284	0.51%
Federal Home Loan Bank advances and other borrowings	—	—	0.00%	38,876	170	1.75%
Total interest-bearing liabilities	259,421	216	0.33%	262,527	454	0.69%
Noninterest-bearing demand deposits	15,313			16,546
Other noninterest-bearing liabilities	6,242			5,542
Total liabilities	280,976			284,615
Total shareholders’ equity	98,927			57,029
Total liabilities and shareholders’ equity	$379,903			$341,644
Net interest income		$3,874			$2,930
Net interest rate spread (2)			4.23%			3.52%
Net interest-earning assets (3)	$98,751			$58,878
Net interest margin (4)			4.33%			3.65%
Average interest-earning assets to interest-bearing liabilities	1.38x			1.22x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$274,985	$7,182	5.22%	$234,583	$6,210	5.29%
PPP loans	157	36	45.86%	3,730	216	11.58%
Securities	25,494	334	2.62%	19,374	217	2.24%
Federal Home Loan Bank stock	249	15	4.02%	2,022	46	4.55%

Federal funds sold	42,270	92	0.44%	57,994	23	0.08%
Total interest-earning assets	343,155	7,659	4.46%	317,703	6,712	4.23%
Noninterest-earning assets	20,369			19,149
Total assets	$363,524			$336,852

Interest-bearing liabilities:
Interest-bearing demand deposits	$91,730	52	0.11%	$76,348	46	0.12%
Regular savings and other deposits	68,302	60	0.18%	47,098	44	0.19%
Money market deposits	4,510	4	0.18%	4,725	4	0.17%
Certificates of deposit	77,130	318	0.82%	85,596	494	1.15%
Total interest-bearing deposits	241,672	434	0.36%	213,767	588	0.55%
Federal Home Loan Bank advances and other borrowings	2,066	21	2.03%	45,213	394	1.74%
Total interest-bearing liabilities	243,738	455	0.37%	258,980	982	0.76%
Noninterest-bearing demand deposits	14,575			15,741
Other noninterest-bearing liabilities	6,015			5,570
Total liabilities	264,328			280,291
Total shareholders’ equity	99,196			56,561
Total liabilities and shareholders’ equity	$363,524			$336,852
Net interest income		$7,204			$5,730
Net interest rate spread (2)			4.09%			3.47%
Net interest-earning assets (3)	$99,417			$58,723
Net interest margin (4)			4.20%			3.61%
Average interest-earning assets to interest-bearing liabilities	1.41x			1.23x

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

The following tables present the effects of changing rates and volumes on our net interest income for the three and six months ended June 30, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	For the Three Months ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,634	$(2,028)	$606
PPP Loans	(140)	105	(35)
Securities	202	(110)	92
Federal Home Loan Bank stock	(82)	63	(19)
Federal funds sold	(15)	77	62
Total interest-earning assets	2,599	(1,893)	706

Interest-bearing liabilities:
Interest-bearing demand Deposits	149	(146)	3
Regular savings and other deposits	56	(46)	10
Money market deposits	—	—	—
Certificates of deposit	(88)	7	(81)
Total interest-bearing deposits	117	(185)	(68)
Federal Home Loan Bank advances	(680)	510	(170)
Total interest bearing liabilities	(563)	325	(238)

Change in net interest income	$3,162	$(2,218)	$944

	For the Six Months ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,139	$(1,167)	$972
PPP Loans	(414)	234	(180)
Securities	137	(20)	117
Federal Home Loan Bank stock	(81)	50	(31)
Federal funds sold	(12)	81	69
Total interest-earning assets	1,769	(822)	947

Interest-bearing liabilities:
Interest-bearing demand Deposits	151	(145)	6
Regular savings and other deposits	40	(24)	16
Money market deposits	—	—	—
Certificates of deposit	(98)	(78)	(176)
Total interest-bearing deposits	93	(247)	(154)
Federal Home Loan Bank advances	(752)	379	(373)
Total interest bearing liabilities	(659)	132	(527)

Change in net interest income	$2,428	$(954)	$1,474

Comparison of Operating Results for the three months ended June 30, 2022 and 2021

General. Net income was $1.3 million for the three months ended June 30, 2022 compared to $847,000 for the three months ended June 30, 2021. The increase in net income was primarily due to an increase an interest income resulting from an increase in loans.

Interest Income. Interest income increased $706,000, or 20.1%, to $4.1 million for the three months ended June 30, 2022 from $3.4 million for the three months ended June 30, 2021. The increase was due primarily to an increase in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans increased $571,000, or 17.6%, to $3.8 million for the three months ended June 30, 2022 from $3.2 million for the three months ended June 30, 2021. Our average balance of loans (excluding PPP loans) increased $49.2 million, or 20.6%, to $288.6 million for the three months ended June 30, 2022, from $239.4 million for the three months ended June 30, 2021. The increase is due to our decision to continue to retain longer-term, fixed-rate loans instead of selling them as well as the continued growth of commercial lending. Our weighted average yield on loans (excluding PPP loans) decreased seven basis point to 5.28% for the three months ended June 30, 2022 compared to 5.35% for the three months ended June 30, 2021. The decrease was a reflection of the low rate environment when the loans were originated. We recognized $2,000 interest income on PPP loans during the three months ended June 30, 2022 compared to $37,000 during the three months ended June 30, 2021. The decrease was due to loans being paid off by the SBA.

Interest Expense. Interest expense decreased $238,000, or 52.4%, to $216,000 for the three months ended June 30, 2022 compared to $454,000 for the three months ended June 30, 2021. The decrease was mainly due to a decrease in borrowing balances.

Interest expense on deposits decreased $68,000, or 23.9%, to $216,000 for the three months ended June 30, 2022 compared to $284,000 for the three months ended June 30, 2021. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $81,000, or 34.6%, to $153,000 for the three months ended June 30, 2022 compared to $234,000 for the three months ended June 30, 2021. We experienced decreases in the average balance of certificates of deposit of $8.0 million, or 9.4%. We also experienced a decrease in average rates paid on certificates of deposit. Rates decreased 31 basis points, from 1.10% for the three months ended June 30, 2021 to 0.79% three months ended June 30, 2022. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment, and rates decreased due to changes in market interest rates when the certificates mature.

Due to paying off advances, interest expense on borrowings decreased $170,000, or 100%, to no expense for the three months ended June 30, 2022 compared to $170,000 for the three months ended June 30, 2021. The average balance of borrowings decreased $38.9 million, or 100% to a zero balance for the three months ended June 30, 2022 compared to $38.9 million for the three months ended June 30, 2021.

Net Interest Income. Net interest income increased $944,000, or 32.2%, to $3.9 million for the three months ended June 30, 2022 from $2.9 million for the three months ended June 30, 2021. Our interest rate spread increased 71 basis points to 4.23% for the three months ended June 30, 2022 compared to 3.52% for the three months ended June 30, 2021, while our net interest margin increased 68 basis points to 4.33% for the three months ended June 30, 2022 compared to 3.65% for the three months ended June 30, 2021.

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

After an evaluation of these factors, $115,000 was recorded in the provision for loan losses for the three months ended June 30, 2022 compared to $25,000 for the three months ended June 30, 2021. Our allowance for loan losses was $2.56 million at June 30, 2022 compared to $2.41 million at December 31, 2021 and $2.39 million at June 30, 2021. The ratio of our allowance for loan losses to total loans was 0.83% at June 30, 2022 compared to 0.95% at December 31, 2021 and 0.97% at June 30, 2021, while the allowance for loan losses to non-performing loans was 21,350.0% at June 30, 2022 compared to 810.1% at December 31, 2021. We had $1,000 of net recoveries for the three months ended June 30, 2022 compared to $2,000 of charge-offs for the three months ended June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $88,000 to $434,000 for the three months ended June 30, 2022 from $346,000 for the three months ended June 30, 2021. Our service charges on deposit accounts increased $56,000 to $256,000 for the three months ended June 30, 2022 from $200,000 for the three months ended June 30, 2021 due to our increase in new accounts. We also recognized a gain on the sale of a foreclosure of $44,000 during the three months ended June 30, 2022. These increases were offset by the gain on sale of mortgage loans decreasing by $17,000, or 30.4%, as we sold $1.3 million of mortgage loans during the three months ended June 30, 2022 compared to $1.8 million of such sales during the three months ended June 30, 2021.

Non-interest Expense. Non-interest expense increased $383,000, or 17.5%, to $2.6 million for the three months ended June 30, 2022 compared to $2.2 million for the three months ended June 30, 2021. The increase was primarily due to an increase in salaries and employee benefits expense of $288,000, or 19.6%, to $1.8 million for the three months ended June 30, 2022 compared to $1.5 million for the three months ended June 30, 2021, mainly due to additional employees.

Income Tax Expense. We recognized income tax expense of $315,000 and $221,000 for the three months ended June 30, 2022 and 2021, respectively, resulting in effective rates of 19.4% and 20.69%, respectively.

Comparison of Operating Results for the six months ended June 30, 2022 and 2021

General. Net income was $2.3 million for the six months ended June 30, 2022 compared to $1.6 million for the six months ended June 30, 2021. The increase in net income was primarily due to an increase in interest income resulting from an increase in loans.

Interest Income. Interest income increased $947,000, or 14.1%, to $7.7 million for the six months ended June 30, 2022 from $6.7 million for the three months ended June 30, 2021. The increase was due primarily to an increase in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans increased $792,000, or 12.3%, to $7.2 million for the six months ended June 30, 2022 from $6.4 million for the six months ended June 30, 2021. Our average balance of loans (excluding PPP loans) increased $40.4 million, or 17.2%, to $275.0 million for the six months ended June 30, 2022, from $239.6 million for the six months ended June 30, 2021. The increase is due to our decision to continue to retain longer-term, fixed-rate loans instead of selling them as well as the continued growth of commercial lending. Our weighted average yield on loans (excluding PPP loans) decreased seven basis point to 5.22% for the six months ended June 30, 2022 compared to 5.29% for the six months ended June 30, 2021. The decrease was a reflection of the low rate environment when loan were originated. We recognized $36,000 income on PPP loans during the six months ended June 30, 2022 compared to $216,000 during the six months ended June 30, 2021. The decrease was due to loans being paid off by the SBA.

Interest Expense. Interest expense decreased $527,000, or 53.7%, to $455,000 for the six months ended June 30, 2022 compared to $982,000 for the six months ended June 30, 2021. These decreases are mainly due to a decrease in borrowing balances.

Interest expense on deposits decreased $154,000, or 26.2%, to $434,000 for the six months ended June 30, 2022 compared to $588,000 for the six months ended June 30, 2021. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $176,000, or 35.6%, to $318,000 for the six months ended June 30, 2022 compared to $494,000 for the six months ended June 30, 2021. We experienced decreases in the average balance of certificates of deposit of $8.5 million, or 9.9%. We also experienced a decrease in average rates paid on certificates of deposit. Average rates decreased 33 basis points, from 1.15% for the six months ended June 30, 2021 to 0.82% six months ended June 30, 2022. The decline in balances, which were at higher rates, caused our decrease in average rates.

Interest expense on borrowings decreased $373,000, or 94.7%, to $21,000 for the six months ended June 30, 2022 compared to $394,000 for the six months ended June 30, 2021. The average balance of borrowings decreased $43.2 million, or 95.4%, to $2.0 million for the six months ended June 30, 2022 compared to $45.2 million for the six months ended June 30, 2021.

Net Interest Income. Net interest income increased $1.5 million, or 25.7%, to $7.2 million for the six months ended June 30, 2022 from $5.7 million for the six months ended June 30, 2021. Our interest rate spread increased 62 basis points to 4.09% for the six months ended June 30, 2022 compared to 3.47% for the six months ended June 30, 2021, while our net interest margin increased 59 basis points to 4.20% for the six months ended June 30, 2022 compared to 3.61% for the six months ended June 30, 2021.

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

After an evaluation of these factors, $155,000 was recorded in the provision for loan losses for the six months ended June 30, 2022 compared to $25,000 for the six months ended June 30, 2021. Our allowance for loan losses was $2.56 million at June 30, 2022 compared to $2.41 million at December 31, 2021 and $2.39 million at June 30, 2021. The ratio of our allowance for loan losses to total loans was 0.83% at June 30, 2022 compared to 0.95% at December 31, 2021 and 0.97% at June 30, 2021, while the allowance for loan losses to non-performing loans was 21,350.0% at June 30, 2022 compared to 810.1% at December 31, 2021. We had $1,000 of net recoveries for both the six months ended June 30, 2022 and the six months ended June 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at June 30, 2022. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $42,000 to $854,000 for the six months ended June 30, 2022 from $812,000 for the six months ended June 30, 2021. Our service charges on deposit accounts increased $92,000 to $481,000 for the six months ended June 30, 2022 from $389,000 for the six months ended June 30, 2021 due to our increase in new accounts. We also recognized a gain on the sale of foreclosures of $46,000 during the six months ended June 30, 2022. These increases were offset by the gain on sale of mortgage loans decreasing by $60,000, or 49.2%, as we sold $2.3 million of mortgage loans during the six months ended June 30, 2022 compared to $4.3 million of such sales during the six months ended June 30, 2021.

Non-interest Expense. Non-interest expense increased $517,000, or 11.6%, to $5.0 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021. The increase was primarily due to an increase in salaries and employee benefits expense of $306,000, or 10.0%, to $3.4 million for the six months ended June 30, 2022 compared to $3.1 million for the six months ended June 30, 2021, mainly due to additional employees.

Income Tax Expense. We recognized income tax expense of $615,000 and $436,000 for the six months ended June 30, 2022 and 2021, respectively, resulting in effective rates of 20.9% and 21.1%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2022 and December 31, 2021, we had a $105.4 million and $111.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $0 and $18.5 million outstanding as of those dates, respectively. In addition, at June 30, 2022, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at June 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $69.1 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $28.9 million and $42.7 million for the six months ended June 30, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2022, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller reporting company.

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: August 11, 2022	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: August 11, 2022	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer