Form 10-Q
period 2022-09-30
Cullman Bancorp, Inc. /MD/
filed 2022-11-10
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,405,893 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 10, 2022.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

(All amounts in thousands, except share and per share data)

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Interest bearing cash and cash equivalents	$834	$746
Non-interest bearing cash and cash equivalents	4,215	1,467
Federal funds sold	23,700	59,725
Total cash and cash equivalents	28,749	61,938
Securities available for sale	26,815	21,313
Equity securities	1,003	—
Loans, net of allowance of $2,682 and $2,406 respectively	325,596	252,160
Premises and equipment, net	10,131	9,484
Foreclosed real estate	89	400
Accrued interest receivable	1,054	775
Restricted equity securities	739	859
Bank owned life insurance	8,897	5,737
Deferred Tax asset, net	2,303	1,323
Other assets	705	720

Total assets	$406,081	$354,709

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$16,149	$13,349
Interest bearing	270,602	218,672

Total deposits	286,751	232,021

Federal Home Loan Bank advances	15,000	18,500
Accrued interest payable	35	60
Other liabilities	5,774	4,394
Total liabilities	307,560	254,975

Shareholders' equity
Common stock, $0.01 par value; 50,000,000; 7,405,893 shares outstanding at September 30, 2022 and December 31, 2021	74	74
Additional paid-in capital	50,091	49,674
Retained earnings	55,626	53,267
Accumulated other comprehensive income (loss)	(3,823)	277
Unearned ESOP shares, at cost	(3,447)	(3,558)

Total shareholders' equity	98,521	99,734

Total liabilities and shareholders' equity	$406,081	$354,709

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Loss) (Unaudited)

Three and nine months ended September 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$3,892	$3,145	$11,110	$9,572
Non taxable securities	8	9	24	36
Securities	246	110	564	299
FHLB dividends	2	15	17	61
Federal funds sold and other	95	27	187	50
Total interest income	4,243	3,306	11,902	10,018
Interest expense:
Deposits	254	270	688	859
Federal Home Loan Bank advances and other borrowings	27	149	48	543
Total interest expense	281	419	736	1,402
Net interest income	3,962	2,887	11,166	8,616
Provision for loan losses	120	—	275	25
Net interest income after provision for loan losses	3,842	2,887	10,891	8,591
Noninterest income:
Service charges on deposit accounts	272	224	753	613
Income on bank owned life insurance	67	38	160	113
Gain on sales of mortgage loans	24	87	86	209
Net gain on sale of foreclosed real estate	—	—	46	8
Gain on prepayment of Federal Home Loan Bank advances	—	—	91	104
Other	39	40	120	154
Total noninterest income	402	389	1,256	1,201
Noninterest expense:
Salaries and employee benefits	2,007	1,596	5,377	4,659
Occupancy and equipment	242	215	668	630
Data processing	221	182	632	530
Professional and supervisory fees	206	103	558	317
Office expense	52	67	150	178
Advertising	79	82	143	144
FDIC deposit insurance	21	22	55	63
Contribution to Foundation	—	1,581	—	1,581
Loss on prepayment of Federal Home Loan Bank advances	—	—	4	20
Other	132	114	339	287
Total noninterest expense	2,960	3,962	7,926	8,409
Income (loss) before income taxes	1,284	(686)	4,221	1,383
Income tax expense (benefit)	358	(185)	973	252
Net income (loss)	$926	$(501)	$3,248	$1,131
Earnings (loss) per share:

Basic	$0.13	$(0.06)	$0.46	$0.18
Dilutive	$0.13	$(0.06)	$0.45	$0.18

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss) (Unaudited)

Three and nine months ended September 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income/(Loss)	$926	$(501)	$3,248	$1,131

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(1,617)	(78)	(5,190)	(249)
Less income tax effect	340	15	1,090	52
Other comprehensive income (loss)	(1,277)	(63)	(4,100)	(197)

Comprehensive income (loss)	$(351)	$(564)	$(852)	$934

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and nine months ended September 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at July 1, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696
Net income	—	—	—	926	—	—	926
Other comprehensive loss	—	—	—	—	(1,277)	—	(1,277)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at September 30, 2022	7,405,893	$74	$50,091	$55,626	$(3,823)	$(3,447)	$98,521

Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	3,248	—	—	3,248
Other comprehensive loss	—	—	—	—	(4,100)	—	(4,100)
ESOP shares earned	—	—	—	—	—	111	111
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	417	—	—	—	417
Balance at September 30, 2022	7,405,893	$74	$50,091	$55,626	$(3,823)	$(3,447)	$98,521

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and nine months ended September 30, 2022 and 2021

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

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Cash flows from operating activities
Net income	$3,248	$1,131
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	275	25
Contribution of stock to Charitable Foundation	—	1,481
Depreciation, amortization and accretion, net	301	347
Deferred income taxes	111	(451)
Net gains from sales and impairment of foreclosed real estate	(46)	(8)
Net gain on extinguishment of debt	(87)	(84)
Gain from change in fair value of equity securities	(3)	—
Losses on disposals of fixed assets	—	1
Income on bank owned life insurance	(160)	(113)
Gains on sale of mortgage loans	(86)	(209)
Mortgage loans originated for sale	(3,261)	(6,540)
Proceeds from sale of mortgage loans	3,347	6,922
ESOP Compensation expense	111	107
Stock based compensation expense	417	417
Net change in operating assets and liabilities
(Increase)/decrease in Accrued interest receivable	(279)	272
Decrease in Accrued interest payable	(25)	(38)
Decrease in other assets and liabilities	1,393	947
Net cash provided by operating activities	5,256	4,207
Cash flows from investing activities
Net purchases of premises and equipment	(993)	(985)
Purchases of securities- available for sale	(13,077)	(8,868)
Purchases of securities- equity	(1,000)	—
Proceeds from maturities, prepayments and calls of securities	2,429	5,823
Proceeds from sales of foreclosed real estate	453	116
Redemption of restricted equity securities	120	1,120
Purchase of bank owned life insurance	(3,000)	—
Redemption of bank owned life insurance	—	72
Loan originations and payments, net	(73,805)	(9,893)
Net cash used in investing activities	(88,873)	(12,615)
Cash flows from financing activities
Net increase in deposits	54,730	18,658
Proceeds from Federal Home Loan Bank advances	15,000	—
Repayment of Federal Home Loan Bank advances	(18,413)	(19,916)
Cash payment of dividends	(889)	(857)
Net cash settlement of stock options exercised	—	(16)
Merger of MHC	—	2,390
Stock proceeds	—	37,512
Net cash provided by financing activities	50,428	37,771
Net change in cash and cash equivalents	(33,189)	29,363
Cash and cash equivalents at the beginning of period	61,938	60,361
Cash and cash equivalents at end of the period	$28,749	$89,724
Supplemental cash flow information
Interest expense	$761	$1,440
Income taxes paid	513	651

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

Effective July 15, 2021, Cullman Bancorp, Inc., a Maryland corporation (“New Cullman”), became the stock holding company for the Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. As a result of the conversion, Cullman Savings Bank, MHC and the Bancorp ceased to exist and New Cullman has become the successor corporation to the Bancorp. In the conversion, 3,929,776 shares of common stock was sold at a price of $10.00 per share at the subscription offering, which included 354,599 shares sold to the Employee Stock Ownership Plan. The Company additionally issued 148,210 shares to the Cullman Foundation, a charitable foundation that was formed in connection with the stock offering and is dedicated to supporting charitable organizations operating in the Bank's local community. The exchange ratio for previously held shares of Cullman Bancorp was 2.8409 as applied in the conversion offering.

Risk and Uncertainties: The war between the Russia and Ukraine continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.

Because of the significant uncertainties related to the ongoing war and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company. It is unknown how long the adverse conditions associated with the war will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUCEMENTS AND ACCOUNTING CHANGES

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bank is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1,235,000,000 or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

Financial Accounting Standard Board (FASB) Accounting Standard Update (ASU) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

Issued in June 2016, ASU 2016-13 significantly changes how companies measure and recognize credit impairment for many financial assets. This ASU requires businesses and other organizations to measure the current expected credit losses (“CECL”) on financial assets, such as loans, net investments in leases, certain debt securities, bond insurance and other receivables. The amendments affect entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. Current GAAP requires an incurred loss methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. The amendments in this ASU replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonableness and supportable information to inform credit loss estimates. An entity should apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified retrospective approach). Acquired credit impaired loans for which the guidance in Accounting Standards Codification (ASC) Topic 310-30 has been previously applied should prospectively apply the guidance in this ASU.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. In October 2019, the FASB approved a delay for the implementation of the ASU. Accordingly, as an emerging growth company, the Company’s effective date for the implementation of the ASU will be January 1, 2023. Key project implementation activities for 2022 and 2021 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. The company has been running parallel models and making adjustments in anticipation of adoption and cannot estimate the impact to the consolidated financial statements at this time.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(738)	$2,262
Municipal- taxable	14,430	—	(2,996)	11,434
Municipal- tax exempt	1,365	—	(91)	1,274
Residential MBS (1)	9,286	—	(818)	8,468
Commercial MBS	2,901	—	(130)	2,771
SBA(2) guaranteed debenture	672	—	(66)	606
Total	$31,654	$—	$(4,839)	$26,815

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$3,000	$—	$(43)	$2,957
Municipal- taxable	13,839	375	(57)	14,157
Municipal- tax exempt	1,365	34	—	1,399
Residential MBS	1,638	35	(4)	1,669
SBA guaranteed debenture	1,120	11	—	1,131
Total	$20,962	$455	$(104)	$21,313

(1) Mortgage-backed security

(2) Small Business Administration

The Company’s mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	For the Nine Months Ended September 30,
	2022	2021
Proceeds	$90	$4,155
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities in the nine months ended September 30, 2022 and 2021.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2022
	Amortized Cost	Estimated Fair Value
Due from one to five years	$1,400	$1,360
Due from five to ten years	3,350	2,944
Due after ten years	14,045	10,666
Residential mortgage-backed	9,286	8,468
Commercial mortgage-backed	2,901	2,771
SBA guaranteed debenture	672	606
Total	$31,654	$26,815

Carrying amounts of securities pledged to secure public deposits as of September 30, 2022 and December 31, 2021 were $23,700 and $9,261, respectively. At September 30, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Debt securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$1,512	$(489)	$750	$(249)	$2,262	$(738)
Municipal- taxable	9,435	(2,377)	1,998	(619)	11,433	(2,996)
Municipal- tax exempt	1,274	(91)	—	—	1,274	(91)
Residential MBS	8,119	(738)	350	(80)	8,469	(818)
Commercial MBS	2,771	(130)	—	—	2,771	(130)
SBA guaranteed denture	606	(66)	—	—	606	(66)
Total temporarily impaired	$23,717	$(3,891)	$3,098	$(948)	$26,815	$(4,839)

	Less than 12 months		12 months or more		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,957	$(43)	$—	$—	$2,957	$(43)
Municipal- taxable	805	(16)	1,771	(41)	2,576	(57)
Residential MBS	503	(4)	—	—	503	(4)
Total temporarily impaired	$4,265	$(63)	$1,771	$(41)	$6,036	$(104)

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Each of the securities had unrealized losses at September 30, 2022. None of the unrealized losses for these securities have been recognized into net income for the nine months ended September 30, 2022 because the issuer’s bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There was one equity security with a readily determinable fair value amount of $1.0 million held as of September 30, 2022. Net gains (losses) of $(2) thousand and $3 thousand were recognized for the three and nine months ended September 30, 2022 respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at September 30, 2022 and December 31, 2021 were as follows:

	2022	2021

Real Estate Loans:
One-to-four family	$160,564	$127,755
Multi-family	3,720	3,729
Commercial	94,974	76,967
Construction	25,098	15,518
Total real estate loans	284,356	223,969

Commercial loans	35,003	24,212

Consumer loans:
Home equity loans and lines of credit	5,513	3,717
Other consumer	3,417	2,714
Total consumer loans	8,930	6,431

Total loans	328,289	254,612

Net deferred loans fees	(11)	(46)

Allowance for loan losses	(2,682)	(2,406)

Loans, net	$325,596	$252,160

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending September 30, 2022 and September 30, 2021. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended September 30, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2022	$1,504	$14	$592	$142	$211	$99	$2,562
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	43	3	20	52	3	(1)	120
Total ending balance September 30, 2022	$1,547	$17	$612	$194	$214	$98	$2,682
Nine Months Ended September 30, 2022
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	186	(2)	(100)	90	69	32	275
Total ending balance September 30, 2022	$1,547	$17	$612	$194	$214	$98	$2,682

	Real Estate
Three Months Ended September 30, 2021	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2021	$1,314	$20	$727	$84	$168	$74	$2,387
Charge offs	—	—	—	—	—	(8)	(8)
Recoveries	—	—	—	—	—	2	2
Provisions	(13)	(1)	1	13	(4)	4	—
Total ending balance September 30, 2021	$1,301	$19	$728	$97	$164	$72	$2,381
Nine Months Ended September 30, 2021
Beginning balance January 1, 2021	$1,300	$27	$746	$37	$187	$64	$2,361
Charge offs	—	—	—	—	—	(10)	(10)
Recoveries	—	—	—	—	—	5	5
Provisions	1	(8)	(18)	60	(23)	13	25
Total ending balance September 30, 2021	$1,301	$19	$728	$97	$164	$72	$2,381

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2022 and December 31, 2021.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,547	17	612	194	214	98	2,682
Total ending allowance balance September 30, 2022:	$1,547	$17	$612	$194	$214	$98	$2,682

Ending allowance balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,355	19	712	109	145	66	2,406
Total ending allowance balance December 31, 2021:	$1,355	$19	$712	$109	$145	$66	$2,406

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment at September 30, 2022 and December 31, 2021.

	Real Estate
	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Loans:
Loans individually evaluated for impairment	$242	$—	$2,864	$—	$-	$—	$3,106
Loans collectively evaluated for impairment	160,322	3,720	92,110	25,098	35,003	8,930	325,183
Total ending loans balance September 30, 2022	$160,564	$3,720	$94,974	$25,098	$35,003	$8,930	$328,289

Loans:
Loans individually evaluated for impairment	$14	$—	$3,189	$—	$237	$—	$3,440
Loans collectively evaluated for impairment	127,741	3,729	73,778	15,518	23,975	6,431	251,172
Total ending loans balance December 31, 2021	$127,755	$3,729	$76,967	$15,518	$24,212	$6,431	$254,612

The following tables present loans individually evaluated for impairment by portfolio class at September 30, 2022 and December 31, 2021 and the respective average balances of impaired loans and interest income recognized for the three and nine months ended September 30, 2022 and 2021:

	September 30, 2022			December 31, 2021
	Unpaid principal balance	Recorded Investment	Related Allowance	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$227	$242	$—	$46	$14	$—
Multi-family	—	—	—	—	—	—
Commercial	2,864	2,864	—	3,189	3,189	—
Construction	—	—	—	—	—	—
Commercial	—	—	—	243	237	—
Consumer	—	—	—	—	—	—
Total	$3,091	$3,106	$—	$3,478	$3,440	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Three Months ended September 30, 2022		Nine Months ended September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$297	$4	$298	$6
Multi-family	—	—	—	—
Commercial	3,011	38	3,096	77
Commercial loans	52	2	94	4
Consumer loans	—	—	—	—
Total	$3,360	$44	$3,488	$87

	Three Months ended September 30, 2021		Nine Months ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$310	$4	$416	$15
Multi-family	—	—	—	—
Commercial	4,345	55	5,104	219
Commercial loans	368	8	393	43
Consumer loans	—	—	—	—
Total	$5,023	$67	$5,913	$277

There were no loans individually evaluated for impairment with recorded allowance for the periods ending September 30, 2022 and December 31, 2021.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at September 30, 2022 and December 31, 2021 by portfolio class of loans:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$—	$751	$276	$1,027	$159,537	$160,564
Multi-family	—	—	—	—	3,720	3,720
Commercial	—	—	—	—	94,974	94,974
Construction	—	—	—	—	25,098	25,098
Total real estate loans	—	751	276	1,027	283,329	284,356

Commercial	26	35	18	79	34,924	35,003

Consumer loans:					—
Home equity loans and lines of credit	—	—	32	32	5,481	5,513
Other consumer loans	—	—	—	—	3,417	3,417

Total	$26	$786	$326	$1,138	$327,151	$328,289

December 31, 2021	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,553	$698	$193	$2,444	$125,311	$127,755
Multi-family	—	—	—	—	3,729	3,729
Commercial	292	36	—	328	76,639	76,967
Construction	—	—	—	—	15,518	15,518
Total real estate loans	1,845	734	193	2,772	221,197	223,969

Commercial	90	—	—	90	24,122	24,212

Consumer loans:
Home equity loans and lines of credit	32	—	—	32	3,685	3,717
Other consumer loans	27	—	—	27	2,687	2,714

Total	$1,994	$734	$193	$2,921	$251,691	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

A loan past due 90 days or more need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more and were accruing interest as of September 30, 2022 and December 31, 2021 were due to the fact that they were well secured and in the process of collection.

The following tables present the recorded investment in nonaccrual loans by class of loans as of September 30, 2022 and December 31, 2021:

	2022	2021
Real estate loans:
One-to-four family	$11	$14
Commercial real estate	—	—
Construction	—	—
Total real estate loans	11	14

Commercial loans:	52	90

Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—

Total	$63	$104

Troubled Debt Restructurings:

Troubled debt restructurings at September 30, 2022 and December 31, 2021 were $2,875 and $2,878, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at September 30, 2022 and December 31, 2021. The Company has committed no additional amounts at September 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

There were no troubled debt restructurings for which there was a payment default within 12 months of the modification during the nine months ended September 30, 2022 or the year ended December 31, 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

During the year ended December 31, 2021, we originated $3,446 of small business loans under the Paycheck Protection Program (PPP), created by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law in March 2020. The CARES Act established the PPP through the Small Business Administration (SBA), which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $0 and $5,100 at September 30, 2022 and December 31, 2021, respectively. These loans are included in the commercial loans.

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

At September 30, 2022 and December 31, 2021, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

September 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$158,689	$1,458	$417	$—	$160,564
Multi-family	3,720	—	—	—	3,720
Commercial	90,336	1,774	2,864	—	94,974
Construction	25,098	—	—	—	25,098
Total real estate loans	277,843	3,232	3,281	—	284,356

Commercial	34,859	97	47	—	35,003

Consumer loans:
Home equity loans and lines of credit	5,481	—	32	—	5,513
Other consumer loans	3,417	—	—	—	3,417

Total	$321,600	$3,329	$3,360	$—	$328,289

December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$127,513	$—	$242	$—	$127,755
Multi-family	3,729	—	—	—	3,729
Commercial	71,774	1,969	3,224	—	76,967
Construction	15,518	—	—	—	15,518
Total real estate loans	218,534	1,969	3,466	—	223,969

Commercial	23,824	104	284	—	24,212

Consumer loans:
Home equity loans and lines of credit	3,717	—	—	—	3,717
Other consumer loans	2,714	—	—	—	2,714

Total	$248,789	$2,073	$3,750	$—	$254,612

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2022 and December 31, 2021 were as follows:

	2022	2021
Land	$1,924	$1,924
Buildings and improvements	15,033	14,208
Furniture, fixtures and equipment	2,489	2,321
	19,446	18,453
Less: Accumulated depreciation	(9,315)	(8,969)
	$10,131	$9,484

Depreciation expense for the three and nine months ended September 30, 2022 was $132 and $358, respectively. Depreciation expense for the three and nine months ended September 30, 2021 was $119 and $335 respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at September 30, 2022 and December 31, 2021 were $20,002 and $34,155, respectively. Scheduled maturities of time deposits at September 30, 2022 for the next five years were as follows:

2023	$43,694
2024	17,218
2025	11,665
2026	3,266
2027	1,176

At September 30, 2022 and December 31, 2021, overdraft demand and savings deposits reclassified to loans totaled $69 and $162, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At period-end, advances from the Federal Home Loan Bank were as follows:

	September 30, 2022	December 31, 2021
Maturity of September 2024 fixed rate of 4.23%	$15,000	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.39% to 2.20%, averaging 1.81%	—	18,500
Total	$15,000	$18,500

During the nine months ended September 30, 2022, the Company paid $18,500 of outstanding advances, recognizing a net gain of $87.

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $83,712 and $73,916 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at September 30, 2022 and December 31, 2021, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $68,712 at September 30, 2022.

Payments over the next five years are as follows:

2022	$—
2023	—
2024	15,000
2025	—
2026	—

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at September 30, 2022 and December 31, 2021. There were no amounts outstanding as of September 30, 2022 or December 31, 2021.

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

The ESOP compensation expense for the three months ended September 30, 2022 and 2021 was $105 and $19, respectively. The ESOP compensation expense for the nine months ended September 30, 2022 and 2021 was $225 and $93, respectively. At September 30, 2022, there were 355,829 shares not yet released, having an aggregate market value based of $3,793 based on close price of $10.66.

NOTE 8 – STOCK BASED COMPENSATION

In May of 2020, the stockholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company’s common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. During the 2021 conversion, the shares were converted at a 2.8409 exchange ratio, resulting in 227,266 and 340,903 in the restricted stock and stock options respectively.

As of September 30, 2022, there were no shares available for future grants under this plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at beginning of period	340,903	$9.86
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	340,903	$9.86	7.88
Vested or expected to vest	340,903	$9.86	7.88	$273
Exercisable at period end	136,354	$9.86	7.88	$109

(1) Based on close price of $10.66 as of September 30, 2022. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were 68,177 options that vested during the nine months ended September 30, 2022. Stock based compensation expense for stock options for the three and nine months ended September 30, 2022 and 2021 was $27 and $81, respectively in relation to the 340,903 options. Unrecognized compensation cost related to nonvested stock options at September 30, 2022 was $306 and is expected to be recognized over 2.83 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

A Recognition and Retention Plan ("RRP") provides for the issuance of shares to directors, and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing price of the day the shares were awarded. RRP shares fully vest of the fifth anniversary of the grant date.

A summary of changes in the Company's nonvested shares for the quarter ended September 30, 2022 follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	181,811	$9.86
Granted	—	$—
Vested	(45,455)	$9.86
Nonvested at end of period	136,356	$9.86

For the three and nine months ended September 30, 2022, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $336, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $1,269 as of September 30, 2022 and is expected to be recognized over 2.83 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2022 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at September 30, 2022 and December 31, 2021 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
September 30, 2022
Tier 1 (Core) Capital to average total assets	$73,671	19.89%	$33,328	9.00%
December 31, 2021
Tier 1 (Core) Capital to average total assets	$69,739	18.83%	$31,476	8.50%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Financial assets:
U.S Government entities	$—	$2,262	$—
Municipal- Taxable	—	11,434	—
Municipal- Tax exempt	—	1,274	—
Residential MBS	—	8,468	—
Commercial MBS	—	2,771	—
SBA guaranteed debenture	—	606	—
Total available for sale securities	$—	$26,815	$—
Equity securities	$—	$—	$1,003

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
U.S Government entities	$—	$2,957	$—
Municipal- Taxable	—	14,157	—
Municipal- Tax exempt	—	1,399	—
Residential MBS	—	1,669	—
SBA guaranteed debenture	—	1,131	—

Total available for sale securities	$—	$21,313	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for as of September 30, 2022:

	Equity Securities
	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022

Beginning balance of recurring Level 3 assets	$1,005	$—
Purchase	—	1,000
Unrealized gain (loss)	(2)	3
Ending balance of recurring Level 3 assets	$1,003	$1,003

There were no transfers between levels during 2022 or 2021.

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2022	December 31, 2021
Impaired loans:
RE loans:
One-to four family	$242	$14
Commercial	—	90

Foreclosed real estate:
One-to four family	$—	$74
Commercial	—	326
Construction	89	—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021, appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used. This is for the period ended September 30, 2022 and December 31, 2021.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at September 30, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at September 30, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$28,749	$28,749	$—	$—	$28,749
Securities available for sale	26,815	—	26,815	—	26,815
Loan, net	325,596	—	—	314,952	314,952
Accrued interest receivable	1,054	—	154	816	970
Restricted equity securities	739	—	—	—	N/A

Financial liabilities:
Deposits	$286,751	$209,732	$73,851	$—	283,583
Federal Home Loan Bank advances	15,000	—	15,055	—	15,055
Accrued interest payable	35	4	31	—	35

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) per share
Net Income	$926	$(501)	$3,248	$1,131
Less: Distributed earning allocated to participating securities	—	—	—	—
Plus (Less): Loss (Earnings) allocated to participating securities	(1)	91	(50)	(19)
Net earnings allocated to common stock	925	(410)	3,198	1,112
Weighted common shares outstanding including participating securities	7,405,893	7,329,787	7,405,893	7,088,839
Less: Participating securities	(103,629)	(489,077)	(155,655)	(489,077)
Less: Average unearned ESOP shares	(352,079)	(376,308)	(234,206)	(376,308)
Weighted average shares	6,950,185	6,464,402	7,016,032	6,223,454
Basic earnings (loss) per share	$0.13	$(0.06)	$0.46	$0.18
Dilutive
Net earnings allocated to common stock	925	(410)	3,198	1,112
Weighted average shares	6,950,185	6,464,402	7,016,032	6,223,454
Add: dilutive effects of assumed exercises of stock options	64,366	(187,395)	51,804	(181,014)
Average shares and dilutive potential common shares	7,014,551	6,277,007	7,067,836	6,042,440
Dilutive earnings (loss) per share	$0.13	$(0.06)	$0.45	$0.18

Stock options for 136,356 and 120,000 shares of common stock were not considered in computing diluted earnings per share for 2022 and 2021, respectively because they were antidilutive.

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

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increases in the level of defaults, losses and prepayments on loans we have made and make;
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
•
our ability to retain key employees;
•
the effect of national or international terrorism, conflict or war;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total assets increased $51.4 million, or 14.5%, to $406.1 million at September 30, 2022 from $354.7 million at December 31, 2021. The increase was due to an increase in loans, which was funded by an increase in deposits and advances.

Cash and cash equivalents decreased $33.2 million, or 53.6%, to $28.7 million at September 30, 2022 from $61.9 million at December 31, 2021. The decrease was due to loan growth, payoff of advances and investment purchases.

Gross loans held for investment increased $73.7 million, or 29.0%, to $328.3 million at September 30, 2022 from $254.6 million at December 31, 2021. The increase was primarily due to an increase in one-to-four family loans, which increased $32.8 million, or 25.7%, to $160.6 million at September 30, 2022 from $127.8 million at December 31, 2021. The increase was also due to an increase in commercial real estate loans, which increased $18.0 million, or 23.4% from $95.0 million at September 30, 2022 from $77.0 million at December 31, 2021.

Securities available for sale increased $5.5 million or 25.8%, to $26.8 million at September 30, 2022 from $21.3 million at December 31, 2021. We used a portion of deposits brought in during the nine months ended September 30, 2022 to invest in securities.

Total deposits increased $54.7 million, or 23.6%, to $286.7 million at September 30, 2022 from $232.0 million at December 31, 2021. We experienced increases in regular savings and other deposits of $27.4 million, or 49.6%, to $82.7 million at September 30, 2022 from $55.3 million at December 31, 2021, and in interest-bearing demand deposits of $29.4 million, or 37.6%, to $107.6 million at September 30, 2022 from $78.2 million at December 31, 2021. Noninterest bearing demand deposits increased $2.8 million or 21.0% to $16.2 million at September 30, 2022 from $13.4 million at December 31, 2021. The increases are a result of an increase in new accounts.

Borrowings decreased $3.5 million, or 18.9%, to $15.0 million of borrowings at September 30, 2022, from $18.5 million at December 31, 2021. We used a portion of the excess cash received from deposits during the nine months ended September 30, 2022 to pay off a portion of our advances and recognized a net gain of $87,000 for repaying $18.5 million of borrowings. During the month of September, we received a $15.0 million advance to support loan growth.

Stockholders’ equity decreased $1.2 million, or 1.2%, to $98.5 million at September 30, 2022 from $99.7 million at December 31, 2021. The decrease was mainly due to the decrease in accumulated other income (unrealized losses on securities available for sale) of $4.1 million for the nine months ended September 30, 2022, partially offset by an increase in retained earnings of $2.4 million for the nine months ended September 30, 2022. The decrease in unrealized losses on securities available for sale was due to the recent increase in interest rates causing the fair value of our securities to decrease. Stockholders' equity (book value) per share at September 30, 2022 was $13.30.

Average Balance Sheets

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $11,000 and $113,000 as of September 30, 2022 and September 30, 2021, respectively. Loan balances exclude loans held for sale.

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$319,258	$3,892	4.88%	$240,926	$3,017	5.01%
PPP loans	—	—	—	2,802	128	18.27%
Securities	29,329	254	3.46%	21,138	119	2.25%
Federal Home Loan Bank stock	270	2	2.96%	1,421	15	4.22%
Federal funds sold	17,288	95	2.20%	83,140	27	0.13%
Total interest-earning assets	366,145	4,243	4.64%	349,427	3,306	3.78%
Noninterest-earning assets	23,501			19,190
Total assets	$389,646			$368,617

Interest-bearing liabilities:
Interest-bearing demand deposits	$104,077	32	0.12%	$76,021	24	0.13%
Regular savings and other deposits	82,632	66	0.32%	52,184	25	0.19%
Money market deposits	3,297	1	0.12%	4,408	2	0.18%
Certificates of deposit	75,839	155	0.82%	83,037	219	1.05%
Total interest-bearing deposits	265,845	254	0.38%	215,650	270	0.50%
Federal Home Loan Bank advances and other borrowings	2,500	27	4.32%	33,500	149	1.78%
Total interest-bearing liabilities	268,345	281	0.42%	249,150	419	0.67%
Noninterest-bearing demand deposits	15,617			13,724
Other noninterest-bearing liabilities	7,163			7,415
Total liabilities	291,125			270,289
Total shareholders’ equity	98,521			98,328
Total liabilities and shareholders’ equity	$389,646			$368,617
Net interest income		$3,962			$2,887
Net interest rate spread (2)			4.22%			3.11%
Net interest-earning assets (3)	$97,800			$100,277
Net interest margin (4)			4.33%			3.28%
Average interest-earning assets to interest-bearing liabilities	1.36x			1.40x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$289,772	$11,074	5.10%	$236,719	$9,258	5.21%
PPP loans	104	36	46.15%	3,420	314	12.24%
Securities	26,787	588	2.93%	19,966	335	2.24%
Federal Home Loan Bank stock	255	17	8.89%	1,819	61	4.47%
Federal funds sold	33,858	187	0.74%	66,517	50	0.10%
Total interest-earning assets	350,776	11,902	4.52%	328,441	10,018	4.07%
Noninterest-earning assets	21,454			19,018
Total assets	$372,230			$347,459

Interest-bearing liabilities:
Interest-bearing demand deposits	$95,882	84	0.12%	$76,235	70	0.12%
Regular savings and other deposits	73,132	126	0.23%	48,812	69	0.19%
Money market deposits	4,102	5	0.16%	4,617	6	0.17%
Certificates of deposit	76,696	473	0.82%	84,734	714	1.12%
Total interest-bearing deposits	249,812	688	0.37%	214,398	859	0.53%
Federal Home Loan Bank advances and other borrowings	2,194	48	2.92%	41,266	543	1.75%
Total interest-bearing liabilities	252,006	736	0.39%	255,664	1,402	0.73%
Noninterest-bearing demand deposits	14,722			12,965
Other noninterest-bearing liabilities	6,418			8,728
Total liabilities	273,146			277,357
Total shareholders’ equity	99,084			70,102
Total liabilities and shareholders’ equity	$372,230			$347,459
Net interest income		$11,166			$8,616
Net interest rate spread (2)			4.13%			3.34%
Net interest-earning assets (3)	$98,770			$72,777
Net interest margin (4)			4.24%			3.50%
Average interest-earning assets to interest-bearing liabilities	1.39x				1.28x

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

The following tables present the effects of changing rates and volumes on our net interest income for the three and nine months ended September 30, 2022 and 2021. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	For the Three Months ended September 30, 2022 vs. 2021

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$3,823	$(2,948)	$875
PPP Loans	(128)	—	(128)
Securities	283	(148)	135
Federal Home Loan Bank stock	(34)	21	(13)
Federal funds sold	(1,449)	1,517	68
Total interest-earning assets	2,495	(1,558)	937

Interest-bearing liabilities:
Interest-bearing demand Deposits	154	(146)	8
Regular savings and other deposits	97	(56)	41
Money market deposits	(1)	—	(1)
Certificates of deposit	(59)	(5)	(64)
Total interest-bearing deposits	191	(207)	(16)
Federal Home Loan Bank advances	(1,339)	1,217	(122)
Total interest bearing liabilities	(1,148)	1,010	(138)

Change in net interest income	$3,643	$(2,568)	$1,075

	For the Nine Months ended September 30, 2022 vs. 2021

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,765	$(949)	$1,816
PPP Loans	(406)	128	(278)
Securities	153	100	253
Federal Home Loan Bank stock	(70)	26	(44)
Federal funds sold	(33)	170	137
Total interest-earning assets	2,409	(525)	1,884

Interest-bearing liabilities:
Interest-bearing demand Deposits	156	(142)	14
Regular savings and other deposits	46	11	57
Money market deposits	(1)	—	(1)
Certificates of deposit	(90)	(151)	(241)
Total interest-bearing deposits	111	(282)	(171)
Federal Home Loan Bank advances	(684)	189	(495)
Total interest bearing liabilities	(573)	(93)	(666)

Change in net interest income	$2,982	$(432)	$2,550

Comparison of Operating Results for the Three months ended September 30, 2022 and 2021

General. Net income was $926,000 for the three months ended September 30, 2022, compared to net loss of $501,000 for the three months ended September 30, 2021. We experienced loss due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. Additionally, there was an increase in net income primarily due to an increase in interest income resulting from an increase in loans.

Interest Income. Interest income increased $937,000, or 28.3%, to $4.2 million for three months ended September 30, 2022 from $3.3 million for the three months ended September 30, 2021. The increase was due primarily to an increase in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans (excluding PPP loans) increased $875,000, or 29.0%, to $3.9 million for the three months ended September 30, 2022 from $3.0 million for the three months ended September 30, 2021. Our average balance of loans (excluding PPP loans) increased $78.3 million, or 32.5% for the three months ended September 30, 2022, to $319.3 million for three months ended September 30, 2022 from $240.9 million for the three months ended September 30, 2021. The increase is due to our decision to retain longer-term, fixed-rate loans instead of selling them, as well as the continued growth of commercial lending. Our weighted average yield on loans (excluding PPP loans) decreased 13 basis points to 4.88% for the three months ended September 30, 2022 compared to 5.01% for the three months ended September 30, 2021. The decrease was a reflection of the low rate environment and competition when the loans were originated.

Interest Expense. Interest expense decreased $138,000, or $32.9% to $281,000 for the three months ended September 30, 2022 compared to $419,000 for the three months ended September 30, 2021. The decrease is due primarily to a decrease in borrowings balances.

Interest expense on deposits decreased $16,000, or 5.9%, to $245,000 for the three months ended September 30, 2022 compared to $270,000 for the three months ended September 30, 2021. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $64,000, or 29.2%, to $155,000 for the three months ended September 30, 2022, compared to $219,000 for the three months ended September 30, 2021. We experienced decreases in both the average balance of certificates of deposit ($7.2 million, or 8.7%) for the three months ended September 30, 2022 and 2021, and rates paid on certificates of deposit (23 basis points, to 0.82%) for the three months ended September 30, 2022 and 2021. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment.

Interest expense on borrowings decreased $122,000, or 81.9%, to $27,000 for the three months ended September 30, 2022, compared to $149,000 for the three months ended September 30, 2021. The average balance of borrowings decreased $31.0 million, or 92.5% to $2.5 million for the three months ended September 30, 2022, compared to $33.5 million for the three months ended September 30, 2021. The average rate paid on borrowings increased to 4.32% for the three months ended September 30, 2022 compared to 1.78% for the three months ended September 30, 2021. The increase was due to paying off lower rate advances in 2021.

Net Interest Income. Net interest income increased $1.1 million, or 37.2%, to $4.0 million for the three months ended September 30, 2022 from $2.9 million for the three months ended September 30, 2021. Our interest rate spread increased to 4.22% for the three months ended September 30, 2022, compared to 3.11% for the three months ended September 30, 2021, while our interest margin increased to 4.33% for the three months ended September 30, 2022 compared to 3.28% for the three months ended September 30, 2021.

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

After an evaluation of these factors, $120,000 was recorded in the provision for loan losses for the three months ended September 30, 2022 compared to no provision expense for the three months ended September 30, 2021. Our allowance for loan losses was $2.7 million at September 30, 2022 compared to $2.4 million at December 31, 2021 and $2.4 million at September 30, 2021. The ratio of our allowance for loan losses to total loans was 0.82% at September 30, 2022 compared to 0.95% at December 31, 2021 and 0.98% at September 30, 2021, while the allowance for loan losses to non-performing loans was 823% at September 30, 2022 compared to 1,247% at December 31, 2021. We had no charge-offs or recoveries during the three months ended September 30, 2022 compared to $8,000 of charge-offs and $2,000 of recoveries for the three months ended September 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews,

we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $13,000, or 3.3%, to $402,000 for the three months ended September 30, 2022 from $389,000 for the three months ended September 30, 2021. The increase was due to an increase in service charges for new deposit accounts as well as income received from additional bank owned life insurance purchased in 2022.

Non-interest Expense. Non-interest expense decreased $1.0 million, or 25.3%, to $3.0 million for the three months ended September 30, 2022 compared to $4.0 million for the three months ended September 30, 2021. The decrease was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. The decrease was partially offset by an increase in salaries and employee benefits expense, due to an increase in employees.

Income Tax Expense. We recognized income tax (benefit) expense of $358,000 and ($185,000) for the three months ended September 30, 2022 and 2021, respectively, resulting in effective rates of 27.9 and 27.0%, respectively.

Comparison of Operating Results for the Nine months ended September 30, 2022 and 2021

General. Net income was $3.2 million for the nine months ended September 30, 2022, compared to $1.1 million for the nine months ended September 30, 2021. We experienced a decrease in non-interest expense due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021 and an increase in interest income, due to loan growth, as well as a decrease in interest expense, related to changes in market interest rates.

Interest Income. Interest income increased $1.9 million, or 18.8%, to $11.9 for the nine months ended September 30, 2022 from $10.0 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in interest income on loans (excluding PPP loans), which is our primary source of interest income. Interest income on loans (excluding PPP loans) increased $1.8 million, or 19.6%, to $11.1 million for the nine months ended September 30, 2022 from $9.3 million for the nine months ended September 30, 2021. Our average balance of loans (excluding PPP loans) increased $53.1 million, or 22.4%, to $289.8 million for the nine months ended September 30, 2022 from $236.7 million for the nine months ended September 30, 2021. The increase was primarily due to the growth in our one-to four family and commercial real estate loans. Our weighted average yield on loans (excluding PPP loans) decreased 11 basis points to 5.10% for the nine months ended September 30, 2022 compared to 5.21% for the nine months ended September 30, 2021. The decreases are a reflection of the low rate environment when the loans were originated.

Interest Expense. Interest expense decreased $666,000, or 47.5%, to $736,000 for the nine months ended September 30, 2022 compared to $1.4 million for the nine months ended September 30, 2021. These decreases are due to a decrease in borrowings balances.

Interest expense on deposits decreased $171,000, or 19.9%, to $688,000 for the nine months ended September 30, 2022 compared to $859,000 for the nine months ended September 30, 2021. The decrease was due primarily to a decrease in interest expense on certificates of deposit. Interest expense on certificates of deposit decreased $241,000, or 33.8%, to $473,000 for the nine months ended September 30, 2022 from $714,000 for the nine months ended September 30, 2021. We experienced decreases in both the average balance of certificates of deposit ($8.0 million, or 9.5%) for the nine months ended September 30, 2022 and 2021, and rates paid on certificates of deposit (30 basis points, to 0.82%) for the nine months ended September 30, 2022 and 2021. The decline in balances, which were at higher rates, caused our decrease in average rates.

Interest expense on borrowings decreased $495,000, or 91.2%, to $48,000 for the nine months ended September 30, 2022 compared to $543,000 for the nine months ended September 30, 2021. The average balance of borrowings decreased $39.1 million, or 94.7%, to $2.2 million for the nine months ended September 30, 2022 compared to $41.3 million for the nine months ended September 30, 2021. The decrease is due to paying down the advances.

Net Interest Income. Net interest income increased $2.6 million, or 29.6%, to $11.2 million for the nine months ended September 30, 2022 from $8.6 million for the nine months ended September 30, 2021. Our interest rate spread increased 79 basis points to 4.13% for the nine months ended September 30, 2022, compared to 3.34% for the nine months ended September 30, 2021, while our net interest margin increased 74 basis points to 4.24% for the nine months ended September 30, 2022 compared to 3.50% for the nine months ended September 30, 2021.

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

After an evaluation of these factors, $275,000 was recorded in the provision for loan losses for the nine months ended September 30, 2022, compared to $25,000 for the nine months ended September 30, 2021. Our provision increase was mainly due to our loan growth. We had $1,000 of net recoveries for the nine months ended September 30, 2022 compared to $10,000 of charge-offs and $5,000 of recoveries for the nine months ended September 30, 2021.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at September 30, 2022. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews,

we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $55,000 to $1.3 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021. Service charges on deposit accounts increased $140,000 to $753,000 for the nine months ended September 30, 2022 from $613,000 for the nine months ended September 30, 2021 due to an increase in new accounts. We also recognized a gain on the sale of foreclosed real estate of $46,000 during the nine months ended September 30, 2022. These increases were offset by the gain on sale of mortgage loans decreasing by $123,000, or 58.9%, as we sold $3.3 million of mortgage loans during the nine months ended September 30, 2022 compared to $6.7 million of such sales during the nine months ended September 30, 2021.

Non-interest Expense. Non-interest expense decreased $483,000, or 5.7%, to $7.9 million for the nine months ended September 30, 2022 compared to $8.4 million for the nine months ended September 30, 2021. The decrease was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021, which was partially offset by an increase in salaries and employee benefits expense of $718,000, or 15.4%, to $5.4 million for the nine months ended September 30, 2022 compared to $4.7 million for the nine months ended September 30, 2021, due to annual salary increases and rising benefits expense as well as an increase in employees.

Income Tax Expense. We recognized income tax expense of $973,000 and $252,000 for the nine months ended September 30, 2022 and 2021, respectively, resulting in effective rates of 23.1% and 18.2%, respectively. The change is due to the tax benefit of the contribution to the Foundation.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2022 and December 31, 2021, we had a $114.6 million and 111.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $15.0 million and $18.5 million outstanding as of those dates, respectively. In addition, at September 30, 2022, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at September 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.3 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $88.9 million and $12.6 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $50.4 million and $37.8 million for the nine months ended September 30, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2022, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2022, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: November 10, 2022	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: November 10, 2022	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer