Form 10-K
period 2022-12-31
Cullman Bancorp, Inc. /MD/
filed 2023-03-27
CIK 1845799

ppmunicipals

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided persuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

As of March 27, 2023, there were 7,383,585 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
•
competition among depository and other financial institutions, including with respect to our ability to charge overdraft fees;
•
inflation and changes in the interest rate environment, that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
•
monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;
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
•
the effects of any national or global conflict, war or act or terrorism;
•
the ability of t he U.S. Government to remain open, function properly and manage federal debt limits
•
our ability to retain key employees;
•
the effects of natural or man-made disasters;
•
the impact of the COVID-19 pandemic or any other pandemic on our operations and financial results and those of our customers;

•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own;
•
the risk related to recent and potential bank failures.

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

PART I

ITEM 1. Business

Cullman Bancorp, Inc.

Cullman Bancorp, Inc. is a Maryland corporation that was organized in 2021 and owns 100% of the outstanding common stock of Cullman Savings Bank. Effective July 15, 2021, Cullman Bancorp, Inc. became the stock holding company for Cullman Savings Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. Since the completion of the conversion, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Cullman Savings Bank. At December 31, 2022, we had consolidated assets of $423.2 million, consolidated deposits of $292.9 million and consolidated shareholders’ equity of $100.2 million.

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

Market Area

We conduct our operations from our main office and three additional branch offices, two of which are located in Cullman, Alabama, and one in Hanceville, Alabama. All of our branch offices are located in Cullman County, Alabama. Cullman County, which is largely suburban and rural in nature, is located in north-central Alabama between the cities of Birmingham (approximately 50 miles away) and Huntsville (approximately 55 miles away). We consider Cullman County our primary market area for lending and deposits.

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

Cullman County’s population, which is estimated to be approximately 91,000 as of January 2023, increased at an annual growth rate of 1.7% from 2018 to January 2023, versus comparable Alabama and U.S. population growth rates of 0.8% and 0.5%, respectively. The number of households in Cullman County increased at a 1.6% annual rate from 2018 to January 2023, which exceeded the Alabama and U.S. household growth rates of 1.1% and 0.7%, respectively. Projected five-year population and household growth rates for Cullman County are above the projected growth rates for Alabama and the U.S.

Cullman County’s January 2023 median household income of $55,021 was below the Alabama median of $59,526 and even further below the U.S. median of $73,503. Similarly, per capita income and household income distribution measures also reflected lower levels of income for Cullman County and Alabama relative to the comparable U.S. measures. Cullman County’s somewhat rural characteristics and lower cost of living are considered factors that contribute to its comparatively lower income measures. Over the next five years, Cullman County is projected to experience lower growth rates in per capita income relative to the projected Alabama and U.S. growth rates (2.3% versus 2.9% and 2.6%, respectively).

The median sales price for a home in Cullman County decreased to $232,500 in December 2022 compared to $239,900 in December 2021.

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, financial technology or “fintech” companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2022 (the most recent date for which data is available), our market share of deposits represented 13.0% of Federal Deposit Insurance Corporation-insured deposits in Cullman County, ranking us fifth in market share of deposits out of 12 institutions operating in Cullman County.

Lending Activities

General. Our principal lending activity is the origination of one- to four-family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale. In addition to the loans included in the table below, at December 31, 2022, we had $8.0 million of loans in process. At December 31, 2022 we had no loans held for sale.

	At December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$172,157	51.73%	$127,755	50.18%
Multi-family	3,668	1.10	3,729	1.46
Commercial	95,989	28.85	76,967	30.23
Construction	18,466	5.55	15,518	6.09
Commercial loans	32,156	9.66	23,433	9.20
Consumer loans:
Home equity loans and lines of credit	6,656	2.00	3,717	1.46
Other consumer	3,702	1.11	2,714	1.07
Paycheck protection program loans	—	—	779	0.31
	332,794	100.00%	254,612	100.00%
Less:
Net deferred loan fees	(10)		(46)
Allowance for losses	(2,841)		(2,406)
Total loans	$329,943		$252,160

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2022. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$2,338	$—	$4,494	$18,414
More than one to five years	10,044	900	43,106	52
More than five to 15 years	25,649	2,768	46,453	—
More than 15 years	134,126	—	1,936	—
Total	$172,157	$3,668	$95,989	$18,466

	Commercial	Consumer	Home equity loans and lines of credit	Total
	(In thousands)

Amounts due in:
One year or less	15,091	827	—	$41,164
More than one to five years	13,647	2,597	805	71,151
More than five to 15 years	3,418	278	5,851	84,417
More than 15 years	—	—	—	136,062
Total	$32,156	$3,702	$6,656	$332,794

The following table sets forth our fixed and adjustable-rate loans at December 31, 2022 that are contractually due after December 31, 2023.

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$167,243	$2,576	$169,819
Multi-family	3,668	—	3,668
Commercial	91,429	66	91,495
Construction	52	—	52
Commercial loans	17,065	—	17,065
Consumer loans:
Home equity loans and lines of credit	339	6,317	6,656
Other consumer	2,875	—	2,875
Total loans	$282,671	$8,959	$291,630

One- to-Four Family Residential Real Estate Lending. We originate long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2022, $172.2 million, or 51.7% of our total loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential real estate loan balance was $179,000 and our largest outstanding residential loan had a principal balance of $2.2 million. Virtually all of the residential loans we originate are secured by properties located in our market area.

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

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates that adjust annually based on the Enterprise 11th District Cost of Funds Index Replacement Index published by Freddie Mac. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of five or ten years. Such loans carry terms to maturity of up to 30 years. At December 31, 2022, $2.6 million, or 1.5% of our one- to four-family residential real estate loans, had adjustable rates of interest.

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

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties and restaurants located in our primary market area. At December 31, 2022, we had $96.0 million in commercial real estate loans, representing 28.8% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2022, our largest commercial real estate loan totaled $7.4 million and was secured by storage units. At December 31, 2022, this loan was performing in accordance with its contractual terms.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2022:

Type of Loan	Number of Loans	Balance
		(In thousands)
Residential one- to four-family non-owner occupied	6	$2,157
Office/mixed use	30	15,791
Poultry house/car wash/skating rink	30	18,474
Retail/wholesale automobile-tire center	35	16,814
Restaurant/fast food/gas station/grocery	13	8,410
Hotel/motel/inn	2	5,534
Self-storage facility	4	8,803
Other commercial real estate	90	20,006
Total	210	$95,989

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

Commercial Business Lending. We originate commercial business loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. The commercial business loans that we offer are fixed-rate loans, generally for a one-year term. Our commercial business loan portfolio consists primarily of secured loans, along with a small amount of unsecured loans. At December 31, 2022, we had $32.2 million of commercial business loans outstanding, representing 9.7% of the total loan portfolio, and we may increase this type of lending in the future.

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

At December 31, 2022, our largest commercial business loan relationship totaled $3.1 million and was secured by sales tax receipts. At December 31, 2022, this loan was performing in accordance with its contractual terms.

Multi-Family Real Estate Lending. At December 31, 2022, we had $3.7 million in multi-family real estate loans, representing 1.1% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum amortization term of 20 years and are secured by apartment buildings located within our primary market area. Our multi-family real estate loans are structured as balloon loans, with interest rates on these loans generally fixed for an initial period of three to five years and then adjusted based on current market rates and competition. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At December 31, 2022, our largest multi-family loan had a balance of $999,000 and was secured by an apartment complex. At December 31, 2022, this loan was performing in accordance with its contractual terms.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2022, our construction loans totaled $18.5 million, representing 5.6% of our total loan portfolio.

Loans to individuals for the construction of their residences typically have initial terms for up to 12 months and then convert to permanent loans. These construction loans have rates and terms comparable to one-to-four family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 85%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

At December 31, 2022, our largest consumer construction loan was for $1.3 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2022.

Home Equity Lending. We originate variable-rate and fixed-rate home equity lines of credit secured by a lien on the borrower’s primary residence. Our home equity products are limited to 89.99% of the property value less any other mortgages when we hold the first mortgage, and 80% when we do not hold the first mortgage. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. At December 31, 2022, we had $6.7 million or 2.0% of our total loans in home equity loans and outstanding advances under home equity lines of credit and an additional $9.7 million of funds committed, but not advanced, under home equity lines of credit.

Consumer Lending. We originate limited amounts of consumer loans apart from home equity lines of credit. At December 31, 2022, we had $3.7 million of consumer loans outstanding, representing 1.1% of the total loan portfolio. Consumer loans consist of loans secured by deposits, automobile loans and miscellaneous other types of installment loans.

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

We sell certain loans we originate into the secondary market. We consider the pricing for loans as well as the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2022, we had no loans held for sale. We sell loans on a “best efforts” basis, and we generally have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2022, we had $1.5 million in loan participation interests. We generally do not purchase whole loans from third parties to supplement our loan production.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Cullman Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cullman Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, based on the 15% limitation, Cullman Savings Bank’s loans-to-one-borrower limit was approximately $10.7 million. At December 31, 2022, our largest loan relationship with one borrower was $8.2 million, which consists of 11 loans, the largest being $5.0 million secured by a warehouse. All of the underlying loans were performing in accordance with its contractual terms on that date.

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

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our Chief Executive Officer has individual authorization to approve loans up to $500,000. Our Director of Lending and our EVP/Chief Operations Officer has individual authorization to approve loans up to $250,000. An individual loan or aggregate credit commitment in excess of $3.0 million requires approval by the Chief Executive Officer, Director of Lending and EVP/Chief Operations Officer, along with the Loan Committee, and must be reported to the board of directors prior to the loan transaction occurring.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal or evaluation to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2022			2021
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$2,315	$1,251	$211	$1,553	$734	$193
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	292	—	—
Construction	—	—	—	—	—	—
Commercial loans	48	40	41	90	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	32	—	—
Other consumer	10	—	—	27	—	—
Total	$2,373	$1,291	$252	$1,994	$734	$193

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $9,000 and $14,000 as of December 31, 2022 and December 31, 2021.

	At December 31,
	2022	2021
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$9	$14
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	73	90
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total non-accrual loans	$82	$104

Accruing loans past due 90 days or more	252	—

Real estate owned:
One- to four-family residential	—	74
Multi-family	—	—
Commercial	—	326
Construction	50	—
Total real estate owned	$50	400

Total non-performing assets	$384	$504

Total accruing troubled debt restructured loans	$2,472	$2,878
Total non-performing loans to total loans	0.10%	0.12%
Total non-accruing loans to total loans	0.02%	0.04%
Total non-performing assets to total assets	0.09%	0.14%

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2022	2021
	(In thousands)
Substandard assets	$2,838	$3,750
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$2,838	$3,750
Special mention assets	$3,203	$2,073
Foreclosed real estate	$50	$400

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	For the Years Ended December 31,
	2022	2021
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$2,406	$2,361
Provision for loan losses	438	60
Charge-offs:
Real estate loans:
One- to four-family residential	—	(6)
Multi-family	—	—
Commercial	—	—
Construction	(44)	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	(14)
Paycheck protection program loans	—	—
Total charge-offs	(44)	(20)

Recoveries:
Real estate loans:
One- to four-family residential	41	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	5
Paycheck protection program loans	—	—
Total recoveries	41	5

Net (charge-offs) recoveries	(3)	(15)

Allowance at end of year	$2,841	$2,406

Allowance to non-performing loans	850.60%	810.10%
Allowance to total loans outstanding at the end of the year	0.85%	0.94%
Net (charge-offs) recoveries to average loans outstanding for the year:
One- to four-family residential	0.04%	—%
Multi-family	—%	—%
Commercial real estate	—%	—%
Construction	(0.22)%	—%
Commercial and industrial loans	—%	—%
Home equity loans and lines of credit	—%	—%
Other consumer	—%	(0.42)%
Paycheck protection program loans	—%	—%
Net total (charge-offs) recoveries to average loans outstanding for the year	(0.00)%	(0.01)%

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

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,710	60.19%	51.73%	$1,355	56.32%	50.18%
Multi-family	17	0.60	1.10	19	0.79	1.46
Commercial	654	23.02	28.84	712	29.59	30.23
Construction	145	5.10	5.55	109	4.53	6.09
Commercial and industrial loans	204	7.19	9.66	145	6.03	9.2
Consumer loans:
Home equity loans and lines of credit	64	2.25	2.00	35	1.45	1.46
Other consumer	47	1.65	1.11	31	1.29	1.38
Total	$2,841	100.00%	100.00%	$2,406	100.00%	100.00%

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

At December 31, 2022, our investment securities portfolio totaled $29.8 million, and consisted primarily of securities and obligations issued by municipalities and mortgage-backed securities. In addition, at December 31, 2022, we owned $1.2 million of Federal Home Loan Bank of Atlanta stock and $794,000 of Federal Reserve Bank of Atlanta stock. As a member of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, we are required to purchase stock, which stock is carried at cost and classified as restricted equity securities.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Agencies	$—	—%	$2,987	4.88%	$—	—%	$3,000	2.11%	$5,987	$5,253	3.49%
Municipal securities - taxable	—	—%	730	3.06%	2,655	3.30%	11,035	2.43%	14,420	11,511	2.62%
Municipal securities - tax-exempt	420	2.15%	450	2.15%	495	2.28%	—	—%	1,365	1,315	2.33%
Residential mortgage-backed, government-sponsored enterprise	—	—%	2,028	2.35%	7,462	2.38%	1,381	3.04%	10,871	10,142	2.63%
Commercial mortgage-backed securities	984	3.61%							984	960	3.61%
SBA-guaranteed debenture	—	—%	672	1.97%	—	—%	—	—%	672	615	1.97%
Total	$1,404		$6,867		$10,612		$15,416		$34,299	$29,796

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

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, and had $5.5 million of such deposits as of December 31, 2022. In addition, we had $38.2 million of municipal deposits at December 31, 2022.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2022			2021
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$16,281	5.56%	—%	$23,011	9.92%	—%
Interest-bearing demand deposits	114,948	39.24	0.16	68,556	29.55	0.12
Regular savings and other deposits	79,579	27.16	0.45	55,280	23.83	0.19
Money market deposits	2,691	0.92	0.17	4,893	2.10	0.17
Certificates of deposit	79,450	27.12	1.27	80,281	34.60	1.09
Total	$292,949	100.00%	0.56%	$232,021	100.00%	0.51%

As of December 31, 2022 and 2021, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $140.7 million and $93.4 million, respectively. In addition, as of December 31, 2022 and 2021, the aggregate amount of all our uninsured certificates of deposit was $32.6 million and $34.2 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2022.

At December 31, 2022
(In thousands)
Maturity Period:
Three months or less	$7,771
Over three through six months	5,387
Over six through twelve months	8,328
Over twelve months	11,128
Total	$32,614

Borrowings. As of December 31, 2022, we had a $121.3 million line of credit with the Federal Home Loan Bank of Atlanta, of which $25.0 million was outstanding at that date with a weighted average cost of 4.3%. In addition to the Federal Home Loan Bank of Atlanta line of credit, we have an unsecured federal funds lines of credit, in the amount of $10.0 million. No amount was outstanding on this line of credit at December 31, 2022.

Subsidiary Activities

Cullman Bancorp, Inc. has no subsidiaries other than Cullman Savings Bank.

Personnel

As of December 31, 2022, we had 59 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Federal Taxation

Conversion. Effective July 15, 2021, Cullman Bancorp, Inc. a federal corporation (Cullman Federal) acquired the assets, liabilities and equity of Cullman Savings Bank, MHC, under the tax-free merger rules and within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code, wherein Cullman Savings Bank, MHC ceased to exist upon merging with and into Cullman Federal as the surviving entity. Upon this merger and on this same date, Cullman Federal ceased to exist upon merging with and into Cullman Bancorp, Inc (a Maryland corporation) as the surviving entity, constituting a mere change in identity form or place of organization within the meaning and under the tax-free reorganization rules of Section 368(a)(1)(F) of the Internal Revenue Code.

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

Alternative Minimum Tax. For income generated for tax years ending after January 1, 2023, the Internal Revenue Code imposes an alternative minimum tax at a rate of 15% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated for tax years beginning after January 1, 2018 and ending before December 31, 2022, wherein the 2022 Inflation Reduction Act reinstated the alternative minimum tax for tax years beginning January 1, 2023 or later. The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2022, Cullman Bancorp, Inc. had no minimum tax credit carryovers.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2022, Cullman Bancorp, Inc. had no federal net operating loss carryforwards

Corporate Dividends. Cullman Bancorp, Inc. may generally exclude from its income 100% of dividends received from Cullman Savings Bank as a member of the same affiliated group of corporations.

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

Federal Banking Regulation

Business Activities. Federal savings banks with less than $20 billion of assets as of December 31, 2017 may elect to exercise national bank powers without converting to a national bank charter. As of December 31, 2022, Cullman Savings Bank has exercised the covered savings association (CSA) election. A CSA has the same rights and privileges as a national bank, but retains its federal savings association charter.

Capital Requirements. The bank implemented the community bank leverage ratio which removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is 9.0% for calendar year 2022 and beyond. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report. Cullman Savings Bank has opted in to the community bank leverage framework.

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

At December 31, 2022, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2022, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. In May 2022, the Office of the Comptroller of the Currency, the Federal Reserve Board and Federal Deposit Insurance Corporation released a notice of proposed rulemaking to strengthen and modernize the Community Reinvestment Act regulations and framework.

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

At December 31, 2022, Cullman Savings Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cullman Savings Bank was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Atlanta, the stock has no quoted market value and is carried at cost. Cullman Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Atlanta stock. At December 31, 2022, no impairment had been recognized.

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

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The guidance also provides for prior consultation with supervisory staff for material increases in the amount of a company's common stock dividend. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result, at the end of a quarter, in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Cullman Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as Cullman Bancorp, Inc., unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act, means ownership, control of or the power to vote 25% or more of any class of voting stock. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

The Federal Reserve Board has adopted a final rule revising its framework for determining whether a company has a “controlling influence” over a bank or savings and loan holding company for purposes of the Bank and Savings and Loan Holding Company Acts.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We conduct our operations from our main office and two additional branch offices, all of which are located in Cullman, Alabama, and one branch office in Hanceville, Alabama. All of our branch offices are located in Cullman County, Alabama. At December 31, 2022, the net book value of our premises and equipment was $10.9 million.

ITEM 3. Legal Proceedings

At December 31, 2022, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)
Market, Holder and Dividend Information. Our common stock is traded on the NASDAQ Capital Market under the symbol “CULL.” The approximate number of holders of record of Cullman Bancorp, Inc.’s common stock as of March 27, 2023 was 715. Certain shares of Cullman Bancorp, Inc. are held in “nominee” or “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

(b)
Sales of Unregistered Securities. Not applicable.

(c)
Use of Proceeds. Not applicable.

(d)
Securities Authorized for Issuance Under Equity Compensation Plans. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

(e)
Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2022 through October 31, 2022	—	$—	—	555,000
November 1, 2022 through November 30, 2022	1,034	11.23	1,034	553,966
December 1, 2022 through December 31, 2022	10,244	11.25	11,278	542,688

Total	11,278	$11	11,278	542,688

(1)On October 18, 2022, the Board of Directors announced a repurchase program under which the Company may repurchase up to 555,000 shares of the Company's common stock. The repurchase program has no expiration date.

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

Overview

Total assets increased $68.5 million, or 19.3%, to $423.2 million at December 31, 2022 from $354.7 million at December 31, 2021. The increase was due to an increase in loans funded by cash and an increase in deposits and borrowings. Total deposits increased $60.9 million, or 26.3%, to $292.9 million at December 31, 2022 from $232.0 million at December 31, 2021. The increase in deposits was due to increases in regular savings and other deposits categories, as we have grown accounts throughout the year.

Net income increased $2.4 million, or 139.0%, to $4.2 million for the year ended December 31, 2022, compared to $1.8 million for the year ended December 31, 2021. The increase was due primarily to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to our new charitable foundation in the third quarter of 2021. The additional increase was due to increases in interest income and a decrease in interest expense, partially offset by increases in non-interest expense and income tax expense. Interest income increased $3.2 million, or 23.6%, to $16.5 million for the year ended December 31, 2022 from $13.4 million for the year ended December 31, 2021. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest expense decreased $421,000, or 23.6%, to $1.4 million for the year ended December 31, 2022 compared to $1.8 million for the year ended December 31, 2021, due to a decrease of $55,000 in interest expense on deposits and a decrease of $366,000 in interest expense on borrowings.

We recorded provisions for loan losses of $438,000 and $60,000 for the years ended December 31, 2022 and 2021, respectively. Our allowance for loan losses was $2.8 million at December 31, 2022 and $2.4 million at December 31, 2021. The allowance for loan losses to total loans was 0.85% at December 31, 2022 compared to 0.94% at December 31, 2021, while the allowance for loan losses to non-performing loans was 850.60% at December 31, 2022 compared to 810.10% at December 31, 2021. We had charge-offs of $44,000 and recoveries of $41,000 during the year ended December 31, 2022.

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

The allocation methodology applied by Cullman Savings Bank is designed to assess the appropriateness of the allowance for loan losses and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the allowance for loan losses was appropriate at December 31, 2022 and December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance for loan losses and, as a result of such reviews, we may have to adjust our allowance for loan losses.

We will be adopting the current expected credit losses (“CECL") methodology for calculating our allowance for loan losses, effective January 1, 2023. For additional information about the adoption of CECL see “Note 1– Nature of Operations and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

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

Cullman Bancorp, Inc. files consolidated federal and state income tax returns with Cullman Savings Bank. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. We may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Selected Consolidated Financial and Other Data

The summary information presented below at each date or for each of the years presented is derived in part from our consolidated financial statements.

	At December 31,
	2022	2021	2020
	(In thousands)
Selected Financial Condition Data:
Total assets	$423,229	$354,709	$331,396
Securities available for sale	29,796	21,313	18,875
Loans held for sale	—	—	173
Loans receivable, net	329,943	252,160	231,799
Premises and equipment, net	10,851	9,484	8,576
Foreclosed real estate	50	400	434
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	2,033	859	2,541
Bank owned life insurance	8,964	5,737	5,657
Deposits	292,949	232,021	216,963
Borrowings	25,000	18,500	53,500
Shareholders’ equity	100,182	99,734	56,875

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Selected Operating Data:
Interest income	$16,529	$13,370	$14,172
Interest expense	1,365	1,786	2,867
Net interest income	15,164	11,584	11,305
Provision for loan losses	438	60	152
Net interest income after provision for loan losses	14,726	11,524	11,153
Noninterest income	1,686	1,509	1,449
Noninterest expense	11,128	10,939	8,099
Income before income tax expense	5,284	2,094	4,503
Income tax expense	1,101	344	957
Net income	$4,183	$1,750	$3,546
Earnings per share - basic (1)	$0.59	$0.25	$0.52
Earnings per share - diluted (1)	$0.59	$0.25	$0.52

	At or For the Years Ended December 31,
	2022	2021	2020 (1)
Performance Ratios:
Return on average assets	1.09%	0.50%	1.13%
Return on average equity	4.21%	2.26%	6.43%
Interest rate spread (2)	4.04%	3.30%	3.54%
Net interest margin (3)	4.19%	3.46%	3.75%
Noninterest expense to average assets	2.90%	3.11%	2.57%
Efficiency ratio (4)	67.80%	84.00%	64.27%
Average interest-earning assets to average interest-bearing liabilities	1.37x	1.31x	1.22x
Capital Ratios:
Average equity to average assets	25.85%	21.93%	17.52%
Tier 1 capital to average assets (5)	19.58%	18.83%	15.49%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.85%	0.94%	1.01%
Allowance for loan losses as a percentage of non-performing loans	850.60%	810.10%	1935.25%
Net (charge-offs) recoveries to average outstanding loans during the year	—	(0.01)%	—
Non-performing loans as a percentage of total loans	0.10%	0.12%	0.05%
Non-performing loans as a percentage of total assets	0.09%	0.08%	0.04%
Total non-performing assets as a percentage of total assets	0.10%	0.14%	0.17%
Other:
Number of offices	4	4	4
Number of full-time equivalent employees	59	50	50

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total assets increased $68.5 million, or 19.3%, to $423.2 million at December 31, 2022 from $354.7 at December 31, 2021. The increase was due to an increase in loans funded from cash and an increase in deposits and borrowings.

Cash and cash equivalents decreased $25.3 million to $36.6 million at December 31, 2022 from $61.9 million at December 31, 2021. The decrease was due to an increase in loans funded.

Gross loans held for investment increased $78.2 million, or 30.7%, to $332.8 million at December 31, 2022 from $254.6 million at December 31, 2021. The increase was primarily due to an increase in one-to-four family residential real estate loans, which increased $44.4 million, or 34.8%, to $172.2 million at December 31, 2022 from $127.8 million at December 31, 2021. Commercial real estate loans have increased $19.0 million, or 24.7% to $96.0 million at December 31, 2022 from $77.0 million at December 31, 2021.

Securities available-for-sale increased $8.5 million, or 39.8%, to $29.8 million at December 31, 2022 from $21.3 million at December 31, 2021. We purchased $3.0 million in U.S. Government agency securities during 2022 as well as $11.0 million in mortgage backed securities, $1.0 million in commercial mortgage backed securities and $715,000 in municipal securities in order to pledge the increase in our deposits under the Security for Alabama Funds Enhancement program.

Total deposits increased $60.9 million, or 26.3%, to $292.9 million at December 31, 2022 from $232.0 at December 31, 2021. The increase in deposits was due to increases in regular savings and other deposits categories, as we have grown accounts. Interest bearing demand accounts increased $46.3 million or 67.7% to $114.9 million at December 31, 2022 from $68.6 million at December 31, 2021. Regular savings and other deposits increased $24.3 million, or 44.0%, to $79.6 million at December 31, 2022 from $55.3 million at December 31, 2021.

We had $25.0 million of borrowings at December 31, 2022, compared to $18.5 million of borrowings at December 31, 2021. During the year, we had excess liquidity and paid off the $18.5 million of borrowings recognizing a net gain of $87. Later in the year, we increased our borrowings based on increased loan demand during 2022. We regularly review or liquidity position based on alternative uses of available funds as well as market conditions.

Shareholders' equity increased by $448,000, or 0.4%, to $100.2 million at December 31, 2022 compared to $99.7 million at December 31, 2021. The increase was due to earnings during the year, partially offset by an increase in other comprehensive loss. Stockholders’ equity (book value) per share at December 31, 2022 was $13.55. We had no intangible assets at December 31, 2022.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $10,000 and $46,000 for the years ended December 31, 2022 and 2021, respectively. Loan balances exclude loans held for sale.

	For the Years Ended December 31,
	2022			2021
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$301,161	15,202	5.05%	$242,017	$12,759	5.27%
Securities	27,745	848	3.06%	20,356	461	2.26%
Federal Home Loan Bank/ Federal Reserve stock	494	22	4.45%	1,691	74	4.37%
Federal funds sold	32,718	457	1.40%	70,452	76	0.11%
Total interest-earning assets	362,118	16,529	4.56%	334,516	13,370	4.00%
Noninterest-earning assets	22,039			18,749
Total assets	$384,157			$353,265
Interest-bearing liabilities:
Interest-bearing demand deposits	$99,797	123	0.12%	$77,301	95	0.12%
Regular savings and other deposits	75,398	221	0.29%	50,278	94	0.19%
Money market deposits	3,799	6	0.16%	4,627	8	0.17%
Certificates of deposit	77,302	705	0.91%	83,956	913	1.09%
Total interest-bearing deposits	256,296	1,055	0.41%	216,162	1,110	0.51%
Federal Home Loan Bank advances and other
borrowings	7,614	310	4.07%	38,568	676	1.75%
Total interest-bearing liabilities	263,910	1,365	0.52%	254,730	1,786	0.70%
Noninterest-bearing demand deposits	14,739			13,163
Other noninterest-bearing liabilities	6,209			7,887
Total liabilities	284,858			275,780
Total shareholders’ equity	99,299			77,485
Total liabilities and shareholders’ equity	$384,157			$353,265
Net interest income		$15,164			$11,584
Net interest rate spread (1)			4.04%			3.30%
Net interest-earning assets (2)	$98,208			$79,786
Net interest margin (3)			4.19%			3.46%
Average interest-earning assets to interest-bearing liabilities	1.37x			1.31x

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

	Years Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:	(In thousands)
Loans	$3,118	$(675)	$2,443
Securities	167	220	387
Federal Home Loan Bank and Federal Reserve Bank stock	(52)	—	(52)
Fed funds sold and other	(42)	423	381
Total interest-earning assets	3,191	(32)	3,159
Interest-bearing liabilities:
Interest-bearing demand deposits	27	1	28
Regular savings and other deposits	48	79	127
Money Market deposits	(1)	(1)	(2)
Certificates of deposits	(73)	(135)	(208)
Total deposits	1	(56)	(55)
Federal Home Loan Bank advances and other borrowings	(542)	176	(366)
Total interest-bearing liabilities	(541)	120	(421)

Change in net interest income	$3,732	$(152)	$3,580

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General. Net income increased $2.4 million, or 139.0%, to $4.2 million at December 31, 2022 compared to $1.8 million at December 31, 2021. The increase was primarily due to the one-time pre-tax $1.6 million expense for the contribution of common stock and cash to the Foundation in the third quarter of 2021. Additionally, there was an increase in interest income, with the changes in interest income and interest expense primarily due to changes in the market interest rates, partially offset by increases in non-interest expense and income tax expense.

Interest Income. Interest income increased $3.2 million, or 23.6%, to $16.5 million at December 31, 2022 from $13.4 million at December 31, 2021. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $2.4 million, or 19.1%, to $15.2 million for the year ended December 31, 2022 from $12.8 million for the year ended December 31, 2021. Our average balance of loans increased $59.1 million, or 24.4% for the year ended December 31, 2022. The increase is due to the increase in our loan demand. Our weighted average yield on loans decreased 22 basis points to 5.05% for the year ended December 31, 2022 compared to 5.27% for the year ended December 31, 2021. The decrease was a reflection of the low rate environment when the loans were originated. Additionally, we recognized $378,000 of interest income on PPP loans during the year ended December 31, 2021, compared to $32,000 for the year ended December 31, 2022.

Interest Expense. Interest expense decreased $421,000, or 23.6%, to $1.4 million for the year ended December 31, 2022 compared to $1.8 million for the year ended December 31, 2021. The decrease was due to a decrease of $55,000 in interest expense on deposits and a decrease of $366,000 in interest expense on borrowings in 2022.

The decrease in interest expense on deposits was due primarily to a decrease in interest expense on certificates of deposit, which decreased $208,000, or 22.8%, to $705,000 for the year ended December 31, 2022 from $913,000 for the year ended

December 31, 2021. We experienced decreases in both the average balance of and rates paid on certificates of deposit. We have allowed higher-rate certificates of deposit to run off during the current interest rate environment. Interest paid on other deposit types increased due to an increase in rates. Regular savings and other deposits interest expense increased $127,000 or 135.1% and interest bearing demand deposits interest expense increased $28,000 or 29.5%.

Interest expense on borrowings decreased $366,000, or 54.1%, and was $310,000 for the year ended December 31, 2022 compared to $676,000 for the year ended December 31, 2021. The average rate we paid on borrowings increased to 4.07% for the year ended December 31, 2022 compared to 1.75% for the year ended December 31, 2021. The average balances decreased $31.0 million, or 80.3%, to $7.6 million for the year ended December 31, 2022 compared to $38.6 million for the year ended December 31, 2021.

Net Interest Income. Net interest income increased $3.6 million, or 30.9%, to $15.2 million for the year ended December 31, 2022 from $11.6 million for the year ended December 31, 2021, as a result of our interest income increasing faster than our interest expense. Our interest rate spread increased 74 basis points to 4.04% for the year ended December 31, 2022, compared to 3.30% for the year ended December 31, 2021, while our net interest margin increased 73 basis points to 4.19% for the year ended December 31, 2022 compared to 3.46% for the year ended December 31, 2021.

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

After an evaluation of these factors, we recorded provisions for loan losses of $438,000 and $60,000 for the years ended December 31, 2022 and December 31, 2021, respectively. Our allowance for loan losses was $2.8 million for the year ended December 31, 2022 and $2.4 million for the year ended December 31, 2021. The ratio of our allowance for loan losses to total loans was 0.85% at December 31, 2022 compared to 0.94% at December 31, 2021, while the allowance for loan losses to non-performing loans was 850.6% at December 31, 2022 compared to 810.1% at December 31, 2021. We had charge-offs of $44,000 and recoveries of $41,000 during the year ended December 31, 2022.

To the best of our knowledge, we have recorded all loan losses that are both probable and reasonable to estimate at December 31, 2022. However, future changes in the factors we use to calculate the allowance for loan losses, including, but not limited to, actual loss experience with respect to our loan portfolio, could result in material increases in our provision for loan losses. In addition, the Office of Comptroller of Currency, as an integral part of its examination process, will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses.

Non-interest Income. Non-interest income increased $177,000, or 11.7%, to $1.7 million for the year ended December 31, 2022 from $1.5 million for the year ended December 31, 2021. Service charges on deposit accounts increased $177,000, or 20.9%, as we have increased the number of deposit accounts.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2022	2021	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,594	$6,366	$1,228	19.3%
Occupancy and equipment	937	856	81	9.5%
Data processing	864	711	153	21.5%
Professional and supervisory fees	779	549	230	41.9%
Office expense	201	234	(33)	-14.1%
Advertising	179	166	13	7.8%
FDIC deposit insurance	76	79	(3)	-3.8%
Contribution to Foundation	—	1,581	(1,581)	(100.0)%
Other	498	397	101	25.4%

Total noninterest expense	$11,128	$10,939	$189	1.7%

Salaries and employee benefits expense increased due to in an increase in employees as well as annual salary increases and rising benefits expense. Professional and supervisory expenses increased due to inflation cost from our vendors. Data processing expense increased due to the annual increase based on the consumer price index included in our contract with our core data processor.

Income Tax Expense. We recognized income tax expense of $1.1 million and $344,000 for the years ended December 31, 2022 and 2021, respectively, resulting in effective rates of 20.8% and 16.4%. Income tax expense increased as a result of higher income before income taxes in 2022. The increase in the effective tax rate was due to a net loss related to the contribution to the Foundation in 2021.

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

The tables below sets forth, as of December 31, 2022 and 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$19,348	10.18%
+300	18,914	7.71%
+200	18,476	5.22%
+100	18,034	2.70%
Level	17,560	—
(100)	16,860	(3.98)%
(200)	16,006	(8.85)%

At December 31, 2021
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$14,246	22.54%
+300	13,642	17.35%
+200	13,014	11.94%
+100	12,355	6.28%
Level	11,626	—
(100)	11,152	(4.08)%
(200)	10,644	(8.45)%
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 5.22% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.85% decrease in net interest income. At December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 11.94% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 8.45% decrease in net interest income.

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

The tables below sets forth, as of December 31, 2022 and 2021, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2022
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$81,637	$(18,828)	-18.74%	21.68%	(253.19)%
+300	86,822	(13,643)	-13.58%	22.50%	(171.13)%
+200	92,120	(8,345)	-8.31%	23.30%	(91.72)%
+100	97,325	(3,140)	-3.13%	24.02%	(19.37)%
+50	99,220	(1,245)	-1.24%	24.20%	(1.81)%
—	100,465	—	—	24.22%	—
-50	101,286	821	82.00%	24.14%	(7.66)%
-100	101,691	1,226	1.22%	23.98%	(23.92)%
-200	101,068	603	0.60%	23.37%	(84.72)%

At December 31, 2021
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$64,374	$(18,383)	-22.21%	19.87%	(298.66)%
+300	69,108	(13,650)	-16.49%	20.74%	(212.03)%
+200	73,904	(8,854)	-10.70%	21.56%	(130.13)%
+100	78,530	(4,228)	-5.11%	22.28%	(58.08)%
+50	84,530	1,772	2.50%	22.58%	(27.51)%
—	82,758	—	—	22.86%	—
-50	84,530	1,772	2.14%	23.06%	20.05%
-100	85,872	3,114	3.76%	23.15%	28.84%
-200	85,866	3,108	3.76%	22.59%	26.39%
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 8.31% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.60% increase in EVE. At December 31, 2021, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 10.70% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 3.76% decrease in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2022 and 2021, we had a $96.3 million and a $111.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $25.0 million and $18.5 million outstanding as of those dates, respectively. In addition, at December 31, 2022 and 2021, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at December 31, 2022 or 2021.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.8 million and $5.1 million for the years ended December 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $97.6 million and $22.7 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $66.5 million and $19.1 million for the years ended December 31, 2022 and 2021, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2022, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at December 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

The following financial statements are included as a part of this Annual Report

Crowe LLP

Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Cullman Bancorp, Inc.

Cullman, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 27, 2023

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
ASSETS
Interest bearing cash and cash equivalents	$434	$746
Non-interest bearing cash and cash equivalents	5,986	1,467
Federal funds sold	30,225	59,725
Total cash and cash equivalents	36,645	61,938
Securities available for sale	29,796	21,313
Equity securities	479	—
Loans, net of allowance of $2,841 and $2,406, as of
December 31, 2022 and 2021	329,943	252,160
Premises and equipment, net	10,851	9,484
Foreclosed real estate	50	400
Accrued interest receivable	1,162	775
Restricted equity securities	2,033	859
Bank owned life insurance	8,964	5,737
Deferred tax asset, net	2,194	1,323
Other assets	1,112	720
Total assets	$423,229	$354,709
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$16,281	$13,349
Interest bearing	276,668	218,672
Total deposits	292,949	232,021
Federal Home Loan Bank advances	25,000	18,500
Accrued interest payable	155	60
Other liabilities	4,943	4,394
Total liabilities	323,047	254,975
Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 and 20,000,000 shares authorized;
7,394,615 and 7,405,893 shares outstanding at
December 31, 2022 and December 31, 2021	74	74
Additional paid-in capital	50,161	49,674
Retained earnings	56,561	53,267
Accumulated other comprehensive income (loss)	(3,558)	277
Unearned ESOP shares, at cost	(3,056)	(3,558)
Total shareholders’ equity	100,182	99,734
Total liabilities and shareholders’ equity	$423,229	$354,709

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

Years Ended December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Interest and dividend income:
Loans, including fees	$15,202	$12,759
Non taxable securities	32	44
Securities	816	417
Federal funds sold and other	479	150
Total interest income	16,529	13,370
Interest expense:
Deposits	1,055	1,110
Federal Home Loan Bank advances and other borrowings	310	676
Total interest expense	1,365	1,786
Net interest income	15,164	11,584
Provision for loan losses	438	60
Net interest income after provision for loan losses	14,726	11,524
Noninterest income:
Service charges on deposit accounts	1,023	846
Income on bank owned life insurance	227	152
Gain on sales of mortgage loans	86	260
Net gain on prepayment of Federal Home Loan Bank advances	87	46
Net gain on sale of foreclosed real estate	39	8
Other	224	197
Total noninterest income	1,686	1,509
Noninterest expense:
Salaries and employee benefits	7,594	6,366
Occupancy and equipment	937	856
Data processing	864	711
Professional and supervisory fees	779	549
Office expense	201	234
Advertising	179	166
FDIC deposit insurance	76	79
Contribution to charitable foundation	—	1,581
Other	498	397
Total noninterest expense	11,128	10,939
Income before income taxes	5,284	2,094
Income tax expense	1,101	344
Net income	$4,183	$1,750
Earnings per share:
Basic	$0.59	$0.25
Diluted	0.59	0.25

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Net income	$4,183	$1,750
Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale	(4,854)	(335)
Less income tax effect	1,019	70
Other comprehensive loss	(3,835)	(265)
Comprehensive income	$348	$1,485

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
		Common	Paid-In	Retained	Comprehensive	ESOP
	Shares	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net Income	—	—	—	4,183	—	—	4,183
Other comprehensive loss	—	—	—	—	(3,835)	—	(3,835)
Share repurchase	(11,278)	—	(127)	—	—	—	(127)
ESOP shares earned	—	—	58	—	—	502	560
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	556	—	—	—	556
Balance at December 31, 2022	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182

Balance at January 1, 2021	2,449,919	$24	$6,687	$49,679	$542	$(57)	$56,875
Net income	—	—	—	1,750	—	—	1,750
Other comprehensive loss	—	—	—	—	(265)	—	(265)
Net settlement of common stock options exercised	489	—	(16)	—	—	—	(16)
ESOP shares earned	—	—	34	—	—	206	240
Dividend paid	—	—	—	(857)	—	—	(857)
Stock-based compensation expense	—	—	556	—	—	—	556
Cancelling of old shares and options exercised	(2,450,408)	(24)	(291)	—	—	—	(315)
Contribution by Mutual Holding Company	—	—	54	2,631	—	—	2,685
Exchange of common stock	2,973,398	30	—	—	—	—	30
Issuance of shares to Foundation	148,120	1	1,480	—	—	—	1,481
Tax carryforward from Mutual Holding Company and prior holding company				64			64
Proceeds from issuance of 4,284,375 shares of common stock (which included 354,599 shares to the ESOP), net of the offering costs of $1.7 million and $100,000 contribution to Cullman Foundation	4,284,375	43	41,170	—	—	(3,707)	37,506
Balance at December 31, 2021	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Cash flows from operating activities
Net income	$4,183	$1,750
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	438	60
Contribution of stock to Charitable Foundation	—	1,481
Depreciation and amortization, net	335	473
Deferred income tax benefit	148	(335)
Gains from sales and impairment of foreclosed real estate	(46)	(8)
Net (gain) loss on disposal of fixed assets	(18)	1
Losses on equity security	24	—
Net loss on sale of repossessions	3	—
Net gain on extinguishment of debt	(87)	(46)
Income on bank owned life insurance	(227)	(152)
Gain on sales of mortgage loans	(86)	(260)
Mortgage loans originated for sale	(3,261)	(8,627)
Mortgage loans sold	3,347	9,061
ESOP compensation expense	560	240
Stock based compensation expense	556	556
Net change in operating assets and liabilities
(Increase)/Decrease in Accrued interest receivable	(387)	226
(Increase)/Decrease in Accrued interest payable	95	(40)
Decrease Other	191	846
Net cash provided by operating activities	5,768	5,226
Cash flows from investing activities
Purchases of premises and equipment, net	(1,743)	(1,305)
Purchases of bank owned life insurance	(3,000)	—
Purchases of securities	(16,063)	(8,868)
Proceeds from death benefits	—	72
Proceeds from maturities, prepayments and calls of securities	2,785	6,018
Proceeds from sales of foreclosed real estate	453	116
Redemptions of restricted equity securities	(1,868)	0
Purchases of restricted equity securities	694	1,682
Purchases of equity securities	(1,000)	—
Redemptions of equity securities	497	—
Loan originations and payments, net	(78,315)	(20,501)
Net cash used in investing activities	(97,560)	(22,786)
Cash flows from financing activities
Net increase in deposits	60,928	15,058
Proceeds from Federal Home Loan Bank advances	25,000	—
Repayment of Federal Home Loan Bank advances	(18,413)	(34,954)
Proceeds from exercise of stock options	—	(16)
Cash payment of dividends	(889)	(857)
Merger of MHC	—	2,394
Repurchase of common stock	(127)	—
Stock proceeds	—	37,512
Net cash provided by financing activities	66,499	19,137
Net change in cash and cash equivalents	(25,293)	1,577
Cash and cash equivalents at beginning of year	61,938	60,361
Cash and cash equivalents at end of year	$36,645	$61,938
Supplemental cash flow information
Interest paid	$1,270	$1,826
Income taxes paid	645	651
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	94	80
Lease Liabilities arising from obtaining right-of-use assets	—	—

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Risk and Uncertainties: The war between Russia and Ukraine continues to evolve as military activity proceeds and additional sanctions are imposed. In addition to the human toll and impact of the events on entities that have operations in Russia, Ukraine, or neighboring countries or that conduct business with their counterparties, the war is increasingly affecting economic and global financial markets and ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption.

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

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debt Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Equity Securities: Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting for observable price changes in orderly transactions for the identical or similar investment.

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

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

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer: Consumer loans mainly consist of variable-rate and fixed-rate home equity lines-of-credit secured by a lien on the borrower's primary residence. Home equity products are limited to 89.99% of the property value less any other mortgages if the first loan is with the Bank. Home equity products in a secondary lien position are limited to 80% of the property value less any superior liens. The Company uses the same underwriting standards for home equity lines-of-credit as it uses for one-to-four family residential mortgage loans. Home equity lines-of-credit provide for an initial draw period of up to ten years, with monthly payments of 1.5% of the outstanding balance or interest only payments calculated on the outstanding balance. At the end of the initial term, the line may be paid in full or restructured through our then current home equity program. To that extent, most of our consumer loans share the same level of risk as one-to-four family residential mortgages.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2022 and 2021 because they are not material.

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

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Federal Reserve Bank (FRB) Stock: The Bank is a member of its regional Federal Reserve Bank. FRB stock is carried at cost, classified as restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Service Charges/Non-Interest Income: The company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as automated teller machine use fees, stop payment charges, statement rendering, and automated clearinghouse fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2022 and 2021 was not material and have not been recorded.

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

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of shareholders equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends, when paid, on allocated ESOP shares reduce retained earnings; dividends, when paid, on unearned ESOP shares reduce debt and accrued interest.

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

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), the Bancorp is permitted an extended transition period for complying with new or revised accounting standards affecting public companies. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.235 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt and (iv) the end of the fiscal year in which the market value of our equity securities that are held by non-affiliates exceeds $700 million as of June 30 of that year. We have elected to take advantage of this extended transition period, which means that the financial statements included herein, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. If we do so, we will prominently disclose this decision in the first periodic report following our decision, and such decision is irrevocable. As a filer under the JOBS Act, we will implement new accounting standards subject to the effective dates required for non-public entities.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities. The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses. For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities. In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans. Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has completed the process of developing credit models but is finalizing model implementation, implementation of internal controls, financial reporting process and corporate governance processes to comply with the new guidance. The Company will be adopting CECL effective January 1, 2023. Key project implementation activities for 2022 and 2021 focused on execution and implementation, processes and control, policies, disclosures, and data resolution. The company has been running parallel models and making adjustments in anticipation of adoption and cannot estimate the impact to the consolidated financial statements at this time.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2022 and 2021 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2022
U.S Government sponsored entities	$5,987	$—	$(734)	$5,253
Municipal – taxable	14,421	14	(2,924)	11,511
Municipal – tax exempt	1,365	—	(50)	1,315
Residential mortgage-backed	10,871	—	(729)	10,142
Commercial mortgage-backed	983	—	(23)	960
SBA(1) guaranteed debenture	672	—	(57)	615
Total	$34,299	$14	$(4,517)	$29,796

2021
U.S Government sponsored entities	$3,000	$—	$(43)	$2,957
Municipal – taxable	13,839	375	(57)	14,157
Municipal – tax exempt	1,365	34	—	1,399
Residential mortgage-backed	1,638	35	(4)	1,669
SBA guaranteed debenture	1,120	11	—	1,131
Total	$20,962	$455	$(104)	$21,313

(1) Small Business Administration

The Company's mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2022	2021
Proceeds	$90	$4,155
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities for the years 2022 and 2021.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2022
		Estimated
	Amortized	Fair
	Cost	Value
Due one year or less	$420	$418
Due from one to five years	3,967	3,929
Due after five to ten years	3,350	3,016
Due after ten years	14,036	10,716
Commercial mortgage-backed	983	960
Residential mortgage-backed	10,871	10,142
SBA guaranteed debenture	672	615
Total	$34,299	$29,796

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

Carrying amounts of securities pledged to secure public deposits as of December 31, 2022 and 2021 were $26,666 and $9,261, respectively. At December 31, 2022 and 2021, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Debt securities with unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2022	Value	Loss	Value	Loss	Value	Loss
U.S Government sponsored entities	$2,978	$(9)	$2,275	$(725)	$5,253	$(734)
Municipal – taxable	4,404	(815)	6,318	(2,109)	10,722	(2,924)
Municipal – tax exempt	1,065	(50)	—	—	1,065	(50)
Residential mortgage-backed	9,789	(661)	353	(68)	10,142	(729)
Commercial mortgage-backed	960	(23)	—	—	960	(23)
SBA guaranteed debenture	—	—	615	(57)	615	(57)
Total temporarily impaired	$19,196	$(1,558)	$9,561	$(2,959)	$28,757	$(4,517)

2021
U.S Government sponsored entities	$2,957	$(43)	$—	$—	$2,957	$(43)
Municipal – taxable	805	(16)	1,771	(41)	2,576	(57)
Residential mortgage-backed	503	(4)	—	—	503	(4)
Total temporarily impaired	$4,265	$(63)	$1,771	$(41)	$6,036	$(104)

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
All of the securities except for two municipal-taxable securities have unrealized losses at December 31, 2022. None of the unrealized losses for these securities have been recognized into net income for the year ended December 31, 2022 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There were no equity securities as of December 31, 2021. There was one equity security purchased during 2022 with a readily determinable fair value amount of $479 held as of December 31, 2022. We had redemptions of $497 and net losses of $24 were recognized for the year ended December 31, 2022.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at December 31, 2022 and 2021 were as follows:

	2022	2021
Real estate loans:
One- to four-family	$172,157	$127,755
Multi-family	3,668	3,729
Commercial	95,989	76,967
Construction	18,466	15,518
Total real estate loans	290,280	223,969
Commercial loans	32,156	24,212
Consumer loans:
Home equity loans and lines of credit	6,656	3,717
Other consumer loans	3,702	2,714
Total consumer loans	10,358	6,431
Total loans	332,794	254,612
Net deferred loan fees	(10)	(46)
Allowance for loan losses	(2,841)	(2,406)
Loans, net	$329,943	$252,160

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant. The following tables also provides the amount of loans by class receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment at December 31, 2022 and 2021.

	Real Estate
	One-to-Four
December 31, 2022	Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,355	$19	$712	$109	$145	$66	$2,406
Charge-offs	—	—	—	(44)	—	—	(44)
Recoveries	41	—	—	—	—	—	41
Provision for loan losses	314	(2)	(58)	80	59	45	438
Total ending allowance balance	$1,710	$17	$654	$145	$204	$111	$2,841

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,710	17	654	145	204	111	2,841
Total ending allowance balance	$1,710	$17	$654	$145	$204	$111	$2,841

Loans:
Loans individually evaluated for impairment	$9	$—	$2,463	$—	$—	$—	$2,472
Loans collectively evaluated for impairment	172,148	3,668	93,526	18,466	32,156	10,358	330,322
Total ending loans balance	$172,157	$3,668	$95,989	$18,466	$32,156	$10,358	$332,794

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The following tables presents loans individually evaluated for impairment by portfolio class at December 31, 2022 and 2021 and the respective average balances of impaired loans and interest income recognized for the twelve months ended December 31, 2022 and 2021:

	2022			2021
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
	Balance	Investment	Allowance	Balance	Investment	Allowance
With no recorded
allowance:
Real estate loans:
One- to four-family	$45	$9	$—	$46	$14	$—
Multi-family	—	—	—	—	—	—
Commercial	2,463	2,463	—	3,189	3,189	—
Commercial loans:	—	—	—	243	237	—
Consumer loans:	—	—	—	—	—	—
Total	$2,508	$2,472	$—	$3,478	$3,440	$—

	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$171	$6	$561	$15
Multi-family	—	—	—	—
Commercial	2,970	145	5,213	262
Commercial loans:	76	4	919	42
Consumer loans:	—	—	—	—
Total	$3,217	$155	$6,693	$319

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

There were no loans individually evaluated for impairment with recorded allowance for the years ending December 31, 2022 and 2021. The difference between interest income recognized and cash basis interest income recognized was not material.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at December 31, 2022 and 2021 by portfolio class of loans:

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Current	Loans
Real estate loans:
One- to four-family	$2,315	$1,251	$211	$3,777	$168,380	$172,157
Multi-family	—	—	—	—	3,668	3,668
Commercial	—	—	—	—	95,989	95,989
Construction	—	—	—	—	18,466	18,466
Total real estate loans	2,315	1,251	211	3,777	286,503	290,280
Commercial loans	48	40	41	129	32,027	32,156
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	6,656	6,656
Other consumer loans	10	—	—	10	3,692	3,702
Total	$2,373	$1,291	$252	$3,916	$328,878	$332,794

December 31, 2021
Real estate loans:
One- to four-family	$1,553	$698	$193	$2,444	$125,311	$127,755
Multi-family	—	—	—	—	3,729	3,729
Commercial	292	36	—	328	76,639	76,967
Construction	—	—	—	—	15,518	15,518
Total real estate loans	1,845	734	193	2,772	221,197	223,969
Commercial loans	90	—	—	90	24,122	24,212
Consumer loans:
Home equity loans and lines of credit	32	—	—	32	3,685	3,717
Other consumer loans	27	—	—	27	2,687	2,714
Total	$1,994	$734	$193	$2,921	$251,691	$254,612

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one- to four- family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of December 31, 2022 and 2021 due to the fact that they were well secured and in the process of collection.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans by class of loans as of December 31, 2022 and 2021:

	2022	2021
Real estate loans:
One- to four-family	$9	$14
Commercial real estate	—	—
Construction	—	—
Total real estate loans	9	14
Commercial loans:	73	90
Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—
Total loans	$82	$104

Troubled Debt Restructurings:

Troubled debt restructurings at December 31, 2022 and 2021 were $2,472 and $2,878, respectively. The amount of impairment allocated to loans whose loan terms have been modified in troubled debt restructurings was $0 at December 31, 2022 and 2021. The Company has committed no additional amounts at December 31, 2022 and 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

There was one loan modified as a troubled debt restructuring that occurred during the year December 31, 2021 and there were none during the year ended December 31, 2022. The troubled debt restructuring resulted in no charge offs during the year ended December 31, 2022 and 2021.

There were no troubled debt restructurings for which there was a payment default within twelve months of the modification during the years ended December 31, 2022 and 2021. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's internal underwriting policy.

During the year ended December 31, 2021, we originated $3,446 of small business loans under the Paycheck Protection Program (PPP), created by the CARES Act, which was signed into law in 2020. The CARES Act established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls through the COVID-19 crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements. PPP loans have a fixed interest rate of 1.00% and a maturity date of either two or five years. Such loans totaled $0 and $779 thousand at December 31, 2022 and 2021, respectively. These loans are included in commercial loans.

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

December 31, 2022 and 2021

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

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogeneous pools of loans based upon portfolio segment and class for estimation of the allowance for loan losses on a collective basis.

At December 31, 2022 and 2021, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
One- to four-family	$170,397	$1,452	$308	$—	$172,157
Multi-family	3,668	—	—	—	3,668
Commercial	91,749	1,751	2,489	—	95,989
Construction	18,466	—	—	—	18,466
Total real estate loans	284,280	3,203	2,797	—	290,280
Commercial loans	32,115	—	41	—	32,156
Consumer loans:
Home equity loans and lines of credit	6,656	—	—	—	6,656
Other consumer loans	3,702	—	—	—	3,702
Total	$326,753	$3,203	$2,838	$—	$332,794

December 31, 2021
Real estate loans:
One- to four-family	$127,512	$—	$243	$—	$127,755
Multi-family	3,729	—	—	—	3,729
Commercial	71,774	1,969	3,224	—	76,967
Construction	15,518	—	—	—	15,518
Total real estate loans	218,534	1,969	3,466	—	223,969
Commercial loans	23,824	104	284	—	24,212
Consumer loans:
Home equity loans and lines of credit	3,717	—	—	—	3,717
Other consumer loans	2,714	—	—	—	2,714
Total	$248,789	$2,073	$3,750	$—	$254,612

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 were as follows:

	2022	2021
Land	$1,924	$1,924
Buildings and improvements	15,668	14,208
Furniture, fixtures and equipment	2,623	2,321
	20,215	18,453
Less: Accumulated depreciation	(9,364)	(8,969)
	$10,851	$9,484

Depreciation expense for the years ended December 31, 2022 and 2021 was $468 and $442, respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250 at December 31, 2022 and 2021 were $32,614 and $34,155, respectively. See Note 6 below for amount eligible to borrow, which exceeds amount in excess of insurance limits, which adds to the ability to survive with a run on deposits. Scheduled maturities of total time deposits at December 31, 2022 for the next five years were as follows:

2023	$47,900
2024	18,940
2025	9,271
2026	2,490
2027	849

At December 31, 2022 and 2021, overdraft demand and savings deposits reclassified to loans totaled $46 and $162, respectively.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At year-end, advances from the Federal Home Loan Bank were as follows:

	2022	2021
Maturities September 2024 through October 2027, fixed rate at rates from 4.2265% to 4.611%, averaging 4.3371%	$25,000	$—
Maturities March 2024 through March 2030, fixed rate at rates from 1.385% to 2.2025%, averaging 1.81%	—	18,500
Total	$25,000	$18,500

During the year ended December 31, 2022, the Company paid $18,500 of outstanding advances, recognizing a net gain of $87. The Company prepaid $35,000 of outstanding advances in 2021 and recognized a net gain of $46.

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $83,008 and $73,916 of eligible first mortgage one- to four- family, multi-family, and commercial loans under a blanket lien arrangement at December 31, 2022 and 2021, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow additional funds of $58,008 at December 31, 2022.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT (Continued)

Payments over the next five years are as follows:

2023	$—
2024	15,000
2025	5,000
2026	—
2027	5,000

The Company had $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at December 31, 2022. There were no amounts outstanding as of December 31, 2022 or December 31, 2021.

NOTE 7 – INCOME TAXES

Income tax expense for the years ended December 31, 2022 and 2021 was as follows:

	2022	2021
Current
Federal	$775	$533
State	178	146
Total current	953	679
Deferred
Federal	118	(277)
State	30	(58)
Total deferred	148	(335)
Total	$1,101	$344

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets:
Deferred compensation	$1,001	$909
Allowance for loan losses	660	550
Charitable contribution carryforward	250	342
Net unrealized gain on securities available for sale	946	—
Other	30	47
Total deferred tax assets	2,887	1,848
Deferred tax liabilities:
FHLB stock dividends	(55)	(55)
Deferred loan fees, net	(20)	(18)
Basis difference in fixed assets	(569)	(354)
Net unrealized gain on securities available for sale	—	(74)
Other	(49)	(24)
Total deferred tax liabilities	(693)	(525)
Net deferred tax asset	$2,194	$1,323

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2022 and 2021 included $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

A reconciliation of the amount computed by applying the federal statutory rate of 21% to pretax income with income tax expense (benefit) for the year ended December 31, 2022 and 2021 is as follows:

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Tax expense at statutory rate	$1,109	$440
State taxes, net of federal effect	165	70
Tax exempt income	(57)	(54)
Other, net	(116)	(112)
Income tax	$1,101	$344

NOTE 7 – INCOME TAXES (Continued)

The Company does not have any uncertain tax positions and does not expect any significant change in uncertain tax positions in the next year, and the Company does not have any interest and penalties recorded in the statement of income for the years ended December 31, 2022 and 2021. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2019.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has two deferred compensation plans. One plan covers Company directors whereby directors fees are deferred and matched by the Company at an amount of $6 per year. Under the director's plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual's termination of service. The other plan is an officer's deferred bonus plan. Under the officer's plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2022 and 2021 was $565 and $621, respectively. The liability accrued under these plans for the years ended December 31, 2022 and 2021 was $3,756 and $3,389, respectively.

To provide funds for the payments under this deferred director compensation agreement, the Company has purchased insurance policies on the lives of the directors covered by this plan.

The Company sponsors a profit-sharing plan that covers all employees (salaried and hourly employees who worked 1,000 hours or more) who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2022 and 2021 were $517 and $520, respectively.

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN

With the conversion to the stock holding company, 354,599 shares were sold to the ESOP. The ESOP borrowed from the Company to purchase the shares of the Company’s common stock at $10 per share. The Company combined the preexisting loan with the current loan.

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

Contributions to the ESOP were $666 and $208 for December 31, 2022 and 2021, respectively. The expense recognized for the same periods was $560 and $176, respectively.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

	2022	2021
Allocated to participants	688,039	650,326
Unearned	303,353	355,829
Total ESOP shares	991,392	1,006,155
Fair value of unearned shares (1)	$3,486	$4,370

(1) Fair value of unearned shares based on the last trade of $11.49 on December 31, 2022 and $12.28 on December 31, 2021.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 10 – REGULATORY CAPITAL MATTERS

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2022 and 2021 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 10 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in millions) for the Bank and ratios at December 31, 2022 and 2021 are presented below:

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2022
Tier 1 (Core) Capital to average total assets	$75,221	17.75%	$38,137	9.00%

December 31, 2021
Tier 1 (Core) Capital to average total assets	$69,739	18.83%	$31,476	8.50%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met. However, during 2022, the Company was approved to make the election for Covered Savings Association (CSA) status. This election provides the Bank with the same rights and privileges as a national bank but the Bank retains its federal savings association charter.

Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2023, the Bank could, without prior approval from its regulators, declare dividends of approximately $7,257 plus any 2022 net profits retained to the date of the dividend declaration.

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

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2022 and 2021 was as follows:

	2022	2021
Unused lines of credit	$37,333	$35,072
Standby letters of credit	232	240

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 12 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2022 were as follows:

Beginning balance	$4,742
New loans	3,467
Repayments	(2,281)
Ending balance	$5,928

Deposits from principal officers, directors, and their affiliates at December 31, 2022 and 2021 were $3,072 and $3,765, respectively.

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

December 31, 2022 and 2021

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Securities available for sale
U.S. Government sponsored agencies	$—	$5,253	$—
Municipal – taxable	—	11,511	—
Municipal – taxable exempt	—	1,315	—
Residential mortgage-backed	—	10,142	—
Commercial mortgage-backed	—	960
SBA guaranteed debenture	—	615	—
Total investment securities available for sale	$—	$29,796	$—

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Securities available for sale
U.S. Government sponsored agencies	$—	$2,957	$—
Municipal – taxable	—	14,157	—
Municipal – taxable exempt	—	1,399	—
Residential mortgage-backed	—	1,669	—
SBA guaranteed debenture	—	1,131	—
Total investment securities available for sale	$—	$21,313	$—

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2021. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022:

Equity Securities
2022
Balance of recurring Level 3 assets at January 1	$—
Purchases	1,000
Redemption	(497)
Net unrealized loss	(24)
Balance of recurring Level 3 assets at December 31	$479

There were no transfers between levels during 2022 or 2021.

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

Assets and Liabilities Measured on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2022 and 2021 (amounts in thousands):

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	December 31
Impaired loans:	2022	2021
Real estate loans:
One- to four-family	$9	$14
Commercial	73	90

Foreclosed real estate:
One- to four-family	$50	$74
Commercial	—	326

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021. For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2022 and December 31, 2021, appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15% to 20% were used. This is for the period ended December 31, 2022 and December 31, 2021.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at December 31, 2022 and 2021 are summarized below:

		Fair Value Measurements at
		December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,645	$36,645	$—	$—	$36,645
Securities available for sale	29,796	—	29,796	—	29,796
Loan, net	329,943	—	—	320,687	320,687
Accrued interest receivable	1,162	—	219	943	1,162
Restricted equity securities	2,033	—	—	—	N/A
Financial liabilities:
Deposits	$292,949	$213,499	$76,306	$—	289,805
Federal Home Loan Bank advances	25,000	—	25,102	—	25,102
Accrued interest payable	155	5	150	—	155

		Fair Value Measurements at
		December 31, 2021 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$61,938	$61,938	$—	$—	$61,938
Securities available for sale	21,313	—	21,313	—	21,313
Loan, net	252,160	—	—	259,152	259,152
Accrued interest receivable	775	—	162	613	775
Restricted equity securities	859	—	—	—	N/A
Financial liabilities:
Deposits	$232,021	$156,921	$80,281	$—	$237,202
Federal Home Loan Bank advances	18,500	—	18,322	—	18,322
Accrued interest payable	60	3	57	—	60

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

As of December 31, 2022, there were no shares available for future grants under this plan.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended December 31, 2022:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding – January 1, 2022	340,903	$9.86
Granted	—	—
Exercised	—	—
Outstanding – December 31, 2022	340,903	9.86	7.63
Fully vested and expected to vest – December 31, 2022	340,903	$9.86	7.63	$556
Exercisable at period end	136,354	9.86	7.63	$222

(1) Based on close price of $11.49 as of December 31, 2022. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were 68,177 options that vested during year ended December 31, 2022. Stock-based compensation expense for stock options for the year ended December 31, 2022 and 2021 was $108 for both years. Unrecognized compensation cost related to nonvested stock options at December 31, 2022 was $279 and is expected to be recognized over 2.58 years.

The 2020 Equity Incentive Plan provides for the issuance of restricted shares to directors, and officers. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing price of the day the shares were awarded. Restricted shares fully vest of the fifth anniversary of the grant date. The following table summarizes the restricted stock fair value:

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2022:

	2022	Weighted Average Grant-Date Fair Value
Balance – beginning of year	181,811	$9.86
Granted	—	$—
Vested	(45,455)	$9.86
Balance – end of period	136,356	$9.86

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

Stock-based compensation expense for restricted stock included in non-interest expense for December 31, 2022 and 2021 was $448 for both years. Unrecognized compensation expense for nonvested restricted stock awards was $1,157 and is expected to be recognized over 2.58 years.

NOTE 15 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation are as follows:

	For the Years Ended
	December 31,
	2022	2021
Earnings per share
Net Income	$4,183	$1,750
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	(54)	(16)
Net earnings allocated to common stock	$4,129	$1,734
Weighted common shares outstanding including participating securities	7,404,951	7,168,974
Less: Participating securities	(120,447)	(131,920)
Less: Average unearned ESOP shares	(338,806)	(180,771)
Weighted average shares	6,945,698	6,856,283
Basic earnings per share	$0.59	$0.25
Net earnings allocated to common stock	$4,129	$1,734
Weighted average shares	6,945,698	6,856,283
Add: dilutive effects of assumed exercises of stock options	60,613	109,502
Average shares and dilutive potential common shares	7,006,311	6,965,785
Dilutive earnings per share	$0.59	$0.25

Stock options for 136,356 and 120,000 shares of common stock were not considered in computing diluted earnings per share for 2022 and 2021, respectively because they were antidilutive.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

For the year ended December 31, 2022, right-of-use asset and lease liability is as follows (in thousands):

Right-of-use assets:
Operating leases	$117
Lease Liabilities:
Operating leases	$116

For the year ended December 31, 2022, the total lease cost is as follows for the period ending (in thousands):

Operating lease costs	$62

Future undiscounted lease payments for the new operating lease with a remaining term of 2 years as of December 31, 2022 is as follows (in thousands):

2023	$58
2024	59
Total undiscounted lease payments	$117
Less: imputed interest	(1)
Net Lease Liabilities	$116

Operating Leases: The Company acts as lessor for leases of certain branch properties and equipment under operating leases. Payments terms are generally fixed. Leases are typically payable in monthly installments. Leases do not contain purchase options that allow the customer to acquire the leased assets at or near then end of the lease. Rental income was $119 and $133 for 2022 and 2021, respectively. Future minimum rental income for the next five years are as follows:

2023	$119
2024	119
2025	113
2026	113
2027	113

NOTE 17 – SUBSEQUENT EVENT

Management has evaluated subsequent events through March 27, 2023, which is the date the consolidated financial statements were available to be issued.

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

During the year ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors,” “—Executive Officers Who Are Not Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics and Business Conduct,” “—Nominating and Corporate Governance Committee Procedures—Process for Identifying and Evaluating Nominees; Director Qualifications” and “—Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

ITEM 11. Executive Compensation

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the caption “Security Ownership Of Certain Beneficial Owners And Management” is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2022 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

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

(1)
Reflects stock options only

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors—Board Independence” and “—Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following documents are filed as part of this annual report:

(i)
Report of Independent Registered Public Accounting Firms
(ii)
Consolidated Balance Sheets at December 31, 2022 and 2021
(iii)
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
(iv)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
(v)
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021
(vi)
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2021
(vii)
Notes to Consolidated Financial Statements

(b) Exhibits

3.1	Articles of Incorporation of Cullman Bancorp, Inc. (1)
3.2	Bylaws of Cullman Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)
4.2	Description of Registrant’s Securities
10.1	Employment Agreement between Cullman Savings Bank and John A. Riley, III (2)
10.2 10.3 10.4

Employment Agreement between Cullman Savings Bank and Robin Parson (3)

Employment Agreement between Cullman Savings Bank and T'aira Ugarkovich (4)

Employment Agreement between Cullman Savings Bank and Katrina Stephens (5)

10.5	Cullman Savings Bank Amended and Restated Deferred Incentive Plan†(1)
10.6	Cullman Savings Bank Amended and Restated Directors’ Cash Compensation Deferral Plan†(1)
10.7	Cullman Bancorp, Inc. 2020 Equity Incentive Plan† (1)
10.8	Form of Split Dollar Agreement†(1)
21	Subsidiaries of registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

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
(4)
Incorporated by reference to Exhibit 10.3 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.
(5)
Incorporated by reference to Exhibit 10.4 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.
(6)
Incorporated by reference to Exhibit 4.2 to the Form 10-k (file no. 001-40607), filed with the SEC on March 24, 2022.

(c) Financial Statement Schedules

Not applicable.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 27, 2023	By:	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Riley, III	Chairman of the Board,	March 27, 2023
John A. Riley, III	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Katrina I. Stephens	Senior Vice President and	March 27, 2023
Katrina I. Stephens	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Gregory T. Barksdale	Director	March 27, 2023
Gregory T. Barksdale

/s/ Chad Burks	Director	March 27, 2023
Chad Burks

/s/ Paul D. Bussman	Director	March 27, 2023
Paul D. Bussman

/s/ Nancy McClellan	Director	March 27, 2023
Nancy McClellan

/s/ Lynne Morton	Director	March 27, 2023
Lynne Morton

/s/ Robin Parson	Executive Vice President, Chief Operations Officer and Director	March 27, 2023
Robin Parson