Form 10-Q
period 2023-03-31
Cullman Bancorp, Inc. /MD/
filed 2023-05-12
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,382,772 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 12, 2023.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

(All amounts in thousands, except share and per share data)

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Interest bearing cash and cash equivalents	$194	$434
Non-interest bearing cash and cash equivalents	2,302	5,986
Federal funds sold	25,200	30,225
Total cash and cash equivalents	27,696	36,645
Securities available for sale	29,782	29,796
Equity securities	60	479
Loans, net of allowance of $3,082 and $2,841 respectively	332,783	329,943
Premises and equipment, net	10,751	10,851
Foreclosed real estate	62	50
Accrued interest receivable	1,138	1,162
Restricted equity securities	2,503	2,033
Bank owned life insurance	9,031	8,964
Deferred tax asset, net	2,335	2,194
Other assets	1,394	1,112
Total assets	$417,535	$423,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$17,479	$16,281
Interest bearing	258,978	276,668
Total deposits	276,457	292,949

Federal Home Loan Bank advances	35,000	25,000
Accrued interest payable	151	155
Other liabilities	5,347	4,943
Total liabilities	316,955	323,047

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,382,772 and 7,394,615 and shares outstanding at March 31, 2023 and Decemeber 31, 2022	74	74
Additional paid-in capital	50,165	50,161
Retained earnings	56,406	56,561
Accumulated other comprehensive loss	(3,046)	(3,558)
Unearned ESOP shares, at cost	(3,019)	(3,056)
Total shareholders' equity	100,580	100,182
Total liabilities and shareholders' equity	$417,535	$423,229

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (unaudited)

Three months ended March 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$4,133	$3,407
Non taxable securities	8	8
Taxable securities	241	124
FHLB dividends	18	12
Federal funds sold and other	252	18
Total interest income	4,652	3,569
Interest expense:
Deposits	476	218
Federal Home Loan Bank advances and other borrowings	283	21
Total interest expense	759	239
Net interest income	3,893	3,330
Provision for credit losses on loans	6	40
Provision for unfunded commitments	68	—
Net interest income after provision for credit losses	3,819	3,290
Noninterest income:
Service charges on deposit accounts	257	225
Income on bank owned life insurance	67	37
Gain on sales of mortgage loans	6	23
Net gain on sale of foreclosed real estate	—	2
Gain on prepayment of Federal Home Loan Bank advances	—	91
Other	42	42
Total noninterest income	372	420
Noninterest expense:
Salaries and employee benefits	1,923	1,611
Occupancy and equipment	256	211
Data processing	227	203
Professional and supervisory fees	215	183
Office expense	44	51
Advertising	24	20
FDIC deposit insurance	26	19
Loss on prepayment of Federal Home Loan Bank advances	—	4
Other	119	98
Total noninterest expense	2,834	2,400
Income before income taxes	1,357	1,310
Income tax expense	342	300
Net income	$1,015	$1,010
Earnings per share:
Basic	$0.15	$0.15
Dilutive	$0.15	$0.14

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three months ended March 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net Income	$1,015	$1,010

Other comprehensive income (loss), net of tax
Unrealized gain/(loss) on securities available for sale	436	(1,822)
Income tax effect	76	383
Other comprehensive income (loss)	512	(1,439)

Comprehensive income (loss)	$1,527	$(429)

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2023	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182
Cumulative change in accounting principle (Note 1)	—	—	—	(284)	—	—	(284)
Balance at January 1, 2023 (as adjusted for change in accounting principal)	7,394,615	74	50,161	56,277	(3,558)	(3,056)	99,898
Net income	—	—	—	1,015	—	—	1,015
Other comprehensive income	—	—	—	—	512	—	512
Share repurchase	(11,843)	—	(135)	—	—	—	(135)
ESOP shares earned	—	—	—	—	—	37	37
Dividend paid	—	—	—	(886)	—	—	(886)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2023	7,382,772	$74	$50,165	$56,406	$(3,046)	$(3,019)	$100,580

Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	1,010	—	—	1,010
Other comprehensive loss	—	—	—	—	(1,439)	—	(1,439)
ESOP shares earned	—	—	—	—	—	37	37
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2022	7,405,893	$74	$49,813	$53,388	$(1,162)	$(3,521)	$98,592

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Cash flows from operating activities
Net income	$1,015	$1,010
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for credit losses	74	40
Depreciation and amortization, net	116	124
Deferred income taxes	30	(4)
Losses (gains) from sales and impairment of foreclosed real estate	—	(2)
Losses on disposal of fixed assets	12	—
Net gain on extinguishment of debt	—	(86)
Gains on sales of repossessions	4	—
Capital improvements to foreclosed real estate	(12)	—
(Gains)/losses from change in fair value of equity securities	(18)	6
Income on bank owned life insurance	(67)	(37)
Gains on sale of mortgage loans	(6)	(23)
Mortgage loans originated for sale	(186)	(871)
Mortgage loans sold	192	656
ESOP compensation expense	37	37
Stock based compensation expense	139	139
Net change in operating assets and liabilities
(Increase)/decrease in accrued interest receivable	24	(74)
Decrease in accrued interest payable	(4)	(53)
(Increase)/decrease in other assets	117	101
Net cash provided by operating activities	1,467	963
Cash flows from investing activities
Net purchases of premises and equipment	(40)	(270)
Purchases of available for sale securities	—	(8,006)
Redemption (purchases) of equity securities	437	(1,000)
Proceeds from maturities, prepayments and calls of available for sale securities	462	394
Proceeds from sales of foreclosed real estate	1	329
Redemption (purchases) of restricted equity securities	(470)	683
Loan originations and payments, net	(3,293)	(15,407)
Net cash used in investing activities	(2,903)	(23,277)
Cash flows from financing activities
Net increase (decrease) in deposits	(16,492)	18,349
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayment of Federal Home Loan Bank advances	—	(18,414)
Cash payment of dividends	(886)	(889)
Payments from share repurchases	(135)	—
Net cash used in financing activities	(7,513)	(954)
Net change in cash and cash equivalents	(8,949)	(23,268)
Cash and cash equivalents at the beginning of period	36,645	61,938
Cash and cash equivalents at end of the period	$27,696	$38,670
Supplemental cash flow information
Interest paid	$763	$292
Income taxes paid	—	—
Supplemental noncash disclousres
Day 1 impact of Current Expected Credit Losses	(379)	—

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

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers ability to repay their loans is dependent on the real estate and general economic conditions in the area

Risk and Uncertainties: Ongoing economic challenges, including issues such as rising inflation and global supply-chain disruption has impacted global financial markets.Additionally, the Company faces increased public and regulatory scrutiny resulting from the financial market crisis resulting from recent bank failures. Because of the significant uncertainties related to the economy and its potential effects on customers and prospects, there can be no assurances as to how the crisis may ultimately affect the Company. It is unknown how long the adverse conditions associated with the ongoing issues will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING STANDARDS:

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that is is more likely than not they will be required to sell.

The Company adopted Accounting Standards Committee (ASC) 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $284, an increase to deferred tax asset of $95, and an increase to the allowance for credit losses of $379 as of January 1, 2023 for the cumulative effect of adopting ASC 326.

The following table illustrates the impact of ASC 326.

	January 1, 2023
Assets:	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Allowance for credit losses on loans:
One-to-Four Family	$1,827	$1,710	$117
Multi-Family	18	17	1
Commercial Real Estate	784	654	130
Construction	124	145	(21)
Commercial	129	204	(75)
Consumer	205	111	94
Allowance for credit losses on loans	3,087	2,841	246
Liabilities:
Allowance for credit losses on OBS(1) credit exposures	133	—	133
Totals:	$3,220	$2,841	$379

(1) Off Balance Sheet

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Credit Losses- Available For Sale Securities: For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extend to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and the adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses- Loans: The allowance for credit losses (ACL) is a valuation account that is deducted from (or added to) the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. The company has identified the following portfolio segments:

•
One-to-four family
•
Multi-family
•
Commercial real estate
•
Construction
•
Commercial
•
Home equity loans and line of credit
•
Consumer loans

The Company uses call code and loan level information in an profitability default/loss given default model. The model incorporates life-of-loan requirements and considers assumptions that effect the contractual life. There is one set of financial models for all interest rate risk, liquidity risk and credit risk modeling, in addition to loan origination and pricing process.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the unfunded commitments provision. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

During the quarter, the Company adopted ASU 2022-02 prospectively. This adoption eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs). It also enhances disclosure requirements for certain loan restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or a continuation of an existing loan. Additionally, the Company will disclose current-period gross write-offs by year of origination for financing receivables in the existing vintage disclosures.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,987	$—	$(747)	$5,240
Municipal – taxable	14,410	18	(2,633)	11,795
Municipal – tax exempt	1,365	—	(28)	1,337
Residential mortgage-backed	10,543	—	(633)	9,910
Commercial mortgage-backed	986	—	(16)	970
SBA(1) guaranteed debenture	558	—	(28)	530
Total	$33,849	$18	$(4,085)	$29,782

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,987	$—	$(734)	$5,253
Municipal – taxable	14,421	14	(2,924)	11,511
Municipal – tax exempt	1,365	—	(50)	1,315
Residential mortgage-backed	10,871	—	(729)	10,142
Commercial mortgage-backed	983	—	(23)	960
SBA guaranteed debenture	672	—	(57)	615
Total	$34,299	$14	$(4,517)	$29,796

(1) Small Business Administration

The Company’s mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae. There were no sales or calls of securities for the three months ended March 31, 2023 and 2022.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—
Due after one to five years	3,965	3,902
Due after five to ten years	3,770	3,501
Due after ten years	14,027	10,969
Commercial mortgage-backed	986	970
Residential mortgage-backed	10,543	9,910
SBA guaranteed debenture	558	530
Total	$33,849	$29,782

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (CONTINUED)

Carrying amounts of securities pledged to secure public deposits as of March 31, 2023 and December 31, 2022 were $24,309 and $26,666, respectively. At March 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,950	$(38)	$2,290	$(709)	$5,240	$(747)
Municipal – taxable	756	(50)	10,248	(2,583)	11,004	(2,633)
Municipal – tax exempt	808	(16)	278	(12)	1,086	(28)
Residential mortgage-backed	2,479	(81)	7,431	(552)	9,910	(633)
Commercial mortgage-backed	970	(16)	—	—	970	(16)
SBA guaranteed debenture	—	—	530	(28)	530	(28)
Total temporarily impaired	$7,963	$(201)	$20,777	$(3,884)	$28,740	$(4,085)

	Less than 12 months		12 months or more		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,978	$(9)	$2,275	$(725)	$5,253	$(734)
Municipal – taxable	4,404	(815)	6,318	(2,109)	10,722	(2,924)
Municipal – tax exempt	1,065	(50)	—	—	1,065	(50)
Residential mortgage-backed	9,789	(661)	353	(68)	10,142	(729)
Commercial mortgage-backed	960	(23)	—	—	960	(23)
SBA guaranteed debenture	—	—	615	(57)	615	(57)
Total temporarily impaired	$19,196	$(1,558)	$9,561	$(2,959)	$28,757	$(4,517)

ACL on Securities:

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Quarterly, the Company evaluates if any security has a fair value less than its amortized cost. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, the Company performs further analysis. The Company considers the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considers its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security’s anticipated recovery in fair value. If the Company determines that a credit loss exists, the credit portion of the allowance is measured using a discounted cash flow analysis using the effective interest rate as of the security’s purchase date. The amount of credit loss will be limited to the amount by which the amortized cost exceeds the fair value. The analysis utilizes contractual maturities, as well as third-party credit ratings.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (CONTINUED)

At March 31, 2023, the Company did not identify any securities that violate the credit loss triggers; therefore, no analysis was performed and no credit loss was recognized on any of the securities available for sale. Additionally, accrued interest receivable is excluded from the estimate of credit losses for securities available for sale and was reported in other assets on the accompanying consolidated balance sheet.

All of the securities except for two municipal-taxable securities have unrealized losses at March 31, 2023. None of the unrealized losses for these securities have been recognized into net income for the period ended March 31, 2023 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There was one equity security purchased during 2022 with a readily determinable fair value amount of $60 and $479 held as of March 31, 2023 and December 31, 2022 respectively. We had redemptions of $437 and net gains of $18 were recognized for the quarter ended March 31, 2023.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)
NOTE 3 – LOANS

Loans at March 31, 2023 and December 31, 2022 were as follows:

	2023	2022

Real Estate Loans:
One-to-four family	$175,351	$172,157
Multi-family	3,616	3,668
Commercial	93,737	95,989
Construction	19,995	18,466
Total real estate loans	292,699	290,280
Commercial loans	32,653	32,156
Consumer loans:
Home equity loans and lines of credit	6,756	6,656
Other consumer	3,767	3,702
Total consumer loans	10,523	10,358
Total loans	335,875	332,794
Net deferred loans fees	(10)	(10)
Allowance for credit losses	(3,082)	(2,841)
Loans, net	$332,783	$329,943

The following table present the activity in the allowance for credit losses by portfolio segment for the period ending March 31, 2023. On January 1, 2023, the Company adopted ASC 326. Refer to Note 1 for further details.

	Real Estate
March 31, 2023	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adopting ASC 326	117	1	130	(21)	(75)	94	246
Charge offs	—	—	—		—	(11)	(11)
Recoveries	—	—	—	—	—	—	—
Provisions	(5)	(1)	(39)	37	(26)	40	6
Total ending balance March 31, 2023	$1,822	$17	$745	$161	$103	$234	$3,082

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables present the activity in the allowance for loan losses for the periods ended December 31, 2022 and March 31, 2022. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
December 31, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	(44)	—	—	(44)
Recoveries	41	—	—	—	—	—	41
Provisions	314	(2)	(58)	80	59	45	438
Total ending balance December 31, 2022	$1,710	$17	$654	$145	$204	$111	$2,841
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,710	17	654	145	204	111	2,841
Total ending allowance balance:	$1,710	$17	$654	$145	$204	$111	$2,841
Loans:
Loans individually evaluated for impairment	$9	$—	$2,463	$—	$—	$—	$2,472
Loans collectively evaluated for impairment	172,148	3,668	93,526	18,466	32,156	10,358	330,322
Total ending balance December 31, 2022	$172,157	$3,668	$95,989	$18,466	$32,156	$10,358	$332,794

	Real Estate
March 31, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	(23)	(3)	20	7	21	18	40
Total ending balance March 31, 2022	$1,332	$16	$732	$116	$166	$84	$2,446
Ending balance attributed to loans:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,332	16	732	116	166	84	2,446
Total ending allowance balance:	$1,332	$16	$732	$116	$166	$84	$2,446
Loans:
Loans individually evaluated for impairment	121	—	3,175	—	126	—	3,422
Loans collectively evaluated for impairment	133,598	3,261	80,497	16,301	25,292	7,614	266,563
Total ending loans balance March 31, 2022	$133,719	$3,261	$83,672	$16,301	$25,418	$7,614	$269,985

The following table presents the amortized cost bases of collateral-dependent loans by class of loans as March 31, 2023.

March 31, 2023
Real estate loans:
One-to-four family	$1,536
Multi-family	—
Commercial	4,222
Commercial	—
Consumer:	—
Total	$5,758

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables presents loans individually evaluated for impairment by portfolio class at December 31, 2022 and the respective average balances of impaired loans and interest income recognized for the three months ended March 31, 2022.

	December 31, 2022
	Unpaid principal balance	Recorded Investment	Related Allowance
With no recorded allowance:
Real estate loans:
One-to-four family	$45	$9	$—
Multi-family	—	—	—
Commercial	2,463	2,463	—
Commercial	—	—	—
Consumer:	—	—	—
Total	$2,508	$2,472	$—

	Three Months ended March 31, 2022
	Average Recorded Investment	Interest Income Recognized
With no recorded allowance:
Real estate loans:
One-to-four family	$67	$1
Multi-family	—	—
Commercial	3,182	38
Commercial loans:	137	2
Consumer loans:	—	—
Total	$3,386	$41

There were no loans individually evaluated for impairment with recorded allowance for the three months ended March 31, 2023 and 2022. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables present the aging of the recorded investment in past due loans at March 31, 2023 and December 31, 2022 by portfolio class of loans:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$2,257	$413	$44	$2,714	$172,637	$175,351
Multi-family	—	—	—	—	3,616	3,616
Commercial	144	—	—	144	93,593	93,737
Construction	—	—	—	—	19,995	19,995
Total real estate loans	2,401	413	44	2,858	289,841	292,699
Commercial	10	—	—	10	32,643	32,653
Consumer loans:
Home equity loans and lines of credit	95	—	—	95	6,661	6,756
Other consumer loans	2	—	—	2	3,765	3,767
Total	$2,508	$413	$44	$2,965	$332,910	$335,875

December 31, 2022	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$2,315	$1,251	$211	$3,777	$168,380	$172,157
Multi-family	—	—	—	—	3,668	3,668
Commercial	—	—	—	—	95,989	95,989
Construction	—	—	—	—	18,466	18,466
Total real estate loans	2,315	1,251	211	3,777	286,503	290,280
Commercial	48	40	41	129	32,027	32,156
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	6,656	6,656
Other consumer loans	10	—	—	10	3,692	3,702
Total	$2,373	$1,291	$252	$3,916	$328,878	$332,794

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one- to four- family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of March 31, 2023 and December 31, 2022 due to the fact that they were well secured and in the process of collection. Not all nonaccrual loans, including loans over 89 past due and still accruing, have an ACL.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at March 31, 2023 and December 31, 2022 by portfolio class of loans:

	March 31, 2023
	Nonaccrual with No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Real estate loans:
One-to-four family	$8	$8	$44
Commercial real estate	—	—	—
Construction	—	—	—
Total real estate loans	8	8	44
Commercial loans:	—	—	—
Consumer loans:
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total	$8	$8	$44

	December 31, 2022
	Nonaccrual with No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Real estate loans:
One-to-four family	$9	$9	$211
Commercial real estate	—	—	—
Construction	—	—	—
Total real estate loans	9	9	211
Commercial loans:	73	73	—
Consumer loans:
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total	$82	$82	$211

Loan Restructurings:

Loan restructurings at March 31, 2023 and December 31, 2022 were $2,472 and $2,878, respectively. The Company has committed no additional amounts at March 31, 2023 and December 31, 2022 to customers with outstanding loans that are restructured.

There were no loans modification to borrowers in financial distress that occurred during the three months ended March 31, 2023 or during the year December 31, 2022.

There were no loan restructurings for which there was a payment default within twelve months of the modification during the three months ended March 31, 2023 or the year ended December 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

At March 31, 2023, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans by Origination Year						Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior		Total

One-to-four family
Risk rating
Pass	$9,099	$64,213	$32,696	$18,442	$7,221	$42,196	$—	$173,867
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	889	—	—	595	—	1,484
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$9,099	$64,213	$33,585	$18,442	$7,221	$42,791	$—	$175,351
Multi-family
Risk rating
Pass	$—	$777	$944	$1,319	$—	$576	$—	$3,616
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family.	$—	$777	$944	$1,319	$—	$576	$—	$3,616
Commercial real estate
Risk rating
Pass	$1,397	$36,947	$9,784	$13,610	$4,584	$22,753	$440	$89,515
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,735	2,487	—	—	—	—	4,222
Doubtful	—		—	—	—	—	—	—
Total commercial real estate	$1,397	$38,682	$12,271	$13,610	$4,584	$22,753	$440	$93,737
Construction
Risk rating
Pass	$1,250	$17,078	$1,667	$—	$—	$—	$—	$19,995
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$1,250	$17,078	$1,667	$—	$—	$—	$—	$19,995
Commercial
Risk rating
Pass	$1,125	$12,154	$2,670	$1,005	$387	$4,574	$10,738	$32,653
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$1,125	$12,154	$2,670	$1,005	$387	$4,574	$10,738	$32,653

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

	Term Loans by Origination Year						Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior		Total

Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,756	$6,756
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$6,756	$6,756
Consumer
Risk rating
Pass	$666	$1,938	$863	$258	$7	$35	$—	$3,767
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$666	$1,938	$863	$258	$7	$35	$—	$3,767

Total Loans	$13,537	$134,842	$52,000	$34,634	$12,199	$70,729	$17,934	$335,875

At December 31, 2022, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$170,397	$1,452	$308	$—	$172,157
Multi-family	3,668	—	—	—	3,668
Commercial	91,749	1,751	2,489	—	95,989
Construction	18,466	—	—	—	18,466
Total real estate loans	284,280	3,203	2,797	—	290,280
Commercial	32,115	—	41	—	32,156
Consumer loans:
Home equity loans and lines of credit	6,656	—	—	—	6,656
Other consumer loans	3,702	—	—	—	3,702
Total	$326,753	$3,203	$2,838	$—	$332,794

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2023 and December 31, 2022 were as follows:

	2023	2022
Land	$1,924	$1,924
Buildings and improvements	15,697	15,668
Furniture, fixtures and equipment	2,546	2,623
	20,167	20,215
Less: Accumulated depreciation	(9,416)	(9,364)
	$10,751	$10,851

Depreciation expense for the three months ended March 31, 2023 and 2022 was $128 and $111, respectively. Depreciation expense for the year ended December 31, 2022 was $468.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at March 31, 2023 and December 31, 2022 were $31,537 and $32,614, respectively. Scheduled maturities of time deposits at March 31, 2023 for the next five years were as follows:

2023	$34,065
2024	33,266
2025	9,558
2026	2,331
2027	915

At March 31, 2023 and 2022, overdraft demand and savings deposits reclassified to loans totaled $42 and $71, respectively.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At March 31, 2023 and December 31, 2022, advances from the Federal Home Loan Bank were as follows:

	2023	2022
Maturities September 2024 through March 2028, fixed rate at rates from 4.1175% to 4.611%, averaging 4.2744%	$35,000	$—
Maturities September 2024 through October 2027, fixed rate at rates from 4.2265% to 4.611%, averaging 4.3371%	—	25,000
Total	$35,000	$25,000

During the three months ending March 31, 2022, the Company paid off all outstanding advances, recognizing a net gain of $86.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT (CONTINUED)

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $85,500 and $83,008 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at March 31, 2023 and December 31, 2022, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow funds of $126,542 at March 31, 2023.

Payments over the next five years are as follows:

2023	$—
2024	15,000
2025	5,000
2026	—
2027	5,000
Thereafter	10,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at March 31, 2023 and December 31, 2022. There were no amounts outstanding as of March 31, 2023 or December 31, 2022.

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

The ESOP compensation expense for the three months ended March 31, 2023 and 2022 was $75 and $60, respectively. At March 31, 2023, there were 303,353 shares not yet released having an aggregate market value of $3,261 based on closing price of $10.75.

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

As of March 31, 2023, there were no shares available for future grants under this plan, except in the event of forfeitures.

The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding Beginning of period	340,903	$9.86
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding End of Period	340,903	$9.86	7.38	$303
Vested or expected to vest	340,903	$9.86	7.38	$303
Exercisable at period end	136,354

(1) Based on close price of $10.75 as of March 31, 2023. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

Stock based compensation expense for stock options for the three months ended March 31, 2023 and 2022 was $27 for each quarter. Unrecognized compensation cost related to nonvested stock options at March 31, 2023 was $312 and is expected to be recognized over 2.33 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

The following table summarizes non-vested restricted stock activity for the quarter ended March 31, 2023:

Nonvested Shares	2023	Weighted Average Grant-Date Fair Value
Balance – January 1, 2023	136,356	$9.86
Granted	—	—
Vested	—	—
Balance – March 31, 2023	136,356	$9.86

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Converted Shares	Vesting Period (years)
August 2020	80,000	227,266	5

Stock-based compensation for the three months ended March 31, 2023 and 2022 was $112 for each quarter. Unrecognized compensation expense for nonvested restricted stock awards was $1,045 as of March 31, 2023 and is expected to be recognized over 2.33 years.

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2023, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (CONTINUED)

In 2019, the federal banking agencies jointly issued a final rule that provides for an optional, simplified measure of capital adequacy, the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations. The Bank made the CBLR election as of December 31, 2020.

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies’ capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is currently 9.00%.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2023 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at March 31, 2023 and December 31, 2022 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
March 31, 2023
Tier 1 (Core) Capital to average total assets	$76,180	18.18%	$37,718	9.00%
December 31, 2022
Tier 1 (Core) Capital to average total assets	$75,221	17.75%	$38,137	9.00%

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter. Management believes this test is met. However, during 2022, the Bank was approved to make and made the election for Covered Savings Association (CSA) status. This election provides the Bank with the same rights and privileges as a national bank but the Bank retains its federal savings association charter.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (CONTINUED)

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank as well as proceeds retained from the mutual-to-stock conversion. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2023, the Bank could, without prior approval from its regulators, declare dividends of approximately $7,257 plus any 2023 net profits retained to the date of the dividend declaration.

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

For appraisals where the value is $100 or above for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. In accordance to company policy, if the Company holds the property for over two years, an updated appraisal or validation would be obtained in order to determine if the fair value amount should be adjusted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Securities available for sale
U.S. Government sponsored agencies	$—	$5,240	$—
Municipal – taxable	—	11,796	—
Municipal – taxable exempt	—	1,337	—
Residential mortgage-backed	—	9,909	—
Commercial mortgage-backed	—	970	—
SBA guaranteed debenture	—	530	—
Total investment securities available for sale	$—	$29,782	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Securities available for sale
U.S. Government sponsored agencies	$—	$5,253	$—
Municipal – taxable	—	11,511	—
Municipal – taxable exempt	—	1,315	—
Residential mortgage-backed	—	10,142	—
Commercial mortgage-backed	—	960	—
SBA guaranteed debenture	—	615	—
Total investment securities available for sale	$—	$29,796	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2023 and the year ended December 31, 2022:

	Equity Securities
	2023	2022

Beginning Balance of recurring Level 3 assets	$479	$—
Purchase	—	1,000
Redemption	(437)	(497)
Unrealized gain (loss)	18	(24)
Ending Balance of recurring Level 3 assets	$60	$479

There were no transfers between levels during the three months ended March 31, 2023 and 2022.

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

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2023	December 31, 2022
Impaired loans:
RE loans:
One-to four family	$8	$9
Commercial	—	73

Foreclosed real estate:
One-to four family	$62	$50

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15% to 20% were used. This is for the period ended March 31, 2023 and December 31, 2022.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at March 31, 2023 and December 31, 2022 are summarized below:

		Fair Value Measurements at March 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$27,696	$27,696	$—	$—	$27,696
Securities available for sale	29,782	—	29,782	—	29,782
Equity Securities	60	—	—	60	60
Loan, net	332,783	—	—	325,137	325,137
Accrued interest receivable	1,138		157	981	1,138
Restricted equity securities	2,503	—	—	—	N/A
Financial liabilities:
Deposits	$276,457	$196,323	$77,837	$—	274,160
Federal Home Loan Bank advances	35,000	—	34,874	—	34,874
Accrued interest payable	151	5	146	—	151

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,645	$36,645	$—	$—	$36,645
Securities available for sale	29,796	—	29,796	—	29,796
Loan, net	329,943	—	—	320,687	320,687
Accrued interest receivable	1,162	—	219	943	1,162
Restricted equity securities	2,033	—	—	—	N/A
Financial liabilities:
Deposits	$292,949	$213,499	$76,306	$—	$289,805
Federal Home Loan Bank advances	25,000	—	25,102	—	25,102
Accrued interest payable	155	5	150	—	155

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended March 31,
	2023	2022
Earnings per share
Net Income	$1,015	$1,010
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	(3)	(3)
Net earnings allocated to common stock	1,012	1,007
Weighted common shares outstanding including participating securities	7,384,240	7,405,893
Less: Participating securities	(181,811)	(181,811)
Less: Average unearned ESOP shares	(303,308)	(355,826)
Weighted average shares	6,899,121	6,868,256
Basic earnings per share	$0.15	$0.15
Dilutive
Net earnings allocated to common stock	1,012	1,007
Weighted average shares	6,899,121	6,868,256
Add: dilutive effects of assumed exercises of stock options	50,699	109,460
Average shares and dilutive potential common shares	6,949,820	6,977,716
Dilutive earnings per share	$0.15	$0.14

Stock options for 136,356 and 181,811 shares of common stock were not considered in computing diluted earnings per share for 2023 and 2022, respectively because they were antidilutive.

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
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total assets decreased $5.7 million, or 1.4%, to $417.5 million at March 31, 2023 from $423.2 million at December 31, 2022. The decrease was due to a decrease in fed funds.

Cash and cash equivalents decreased $8.9 million, or 24.4%, to $27.7 million at March 31, 2023 from $36.6 million at December 31, 2022. The decrease was due to decreases in deposits and an increase in loans held for investment.

Gross loans held for investment increased $3.1 million, or 0.9%, to $335.9 million at March 31, 2023 from $332.8 million at December 31, 2022. The increase was primarily due to an increase in one-to-four family loans, which increased $3.2 million, or 1.9%, to $175.4 million at March 31, 2023 from $172.2 million at December 31, 2022. The increase was also due to an increase in construction loans, which increased $1.5 million, or 8.1%, to $20.0 million at March 31, 2023 from $18.5 million at December 31, 2022.

Securities available for sale decreased $14 thousand, or 0.01%, to $29.8 million at March 31, 2023 from $29.8 million at December 31, 2022. The decrease is primarily due to the paydowns received in mortgaged backed securities. The decrease is additionally due to the unrealized loss becoming smaller, which is consistent with the market.

Total deposits decreased $16.5 million, or 5.6%, to $276.5 million at March 31, 2023 from $292.9 million at December 31, 2022. We experienced decreases in interest-bearing demand deposits of $10.3 million, or 9.0%, to $104.6 million at March 31, 2023 from $114.9 million at December 31, 2022, and in time deposits of $3.5 million, or 4.4%, to $76.0 million at March 31, 2023 from $79.5 million at December 31, 2022. The decrease in interest-bearing demand deposits is due a decrease in public funds as well as a cyclical decrease. The decrease in time deposits is due to our brokered certificates maturing.

Borrowings increased $10.0 million, or 40.0%, to $35.0 million at March 31, 2023, from $25.0 million at December 31, 2022. We increased our borrowing due to the maturing of the brokered certificates of deposit. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Stockholders’ equity increased $398 thousand, or 0.4%, to $100.6 million at March 31, 2023 from $100.2 million at December 31, 2022. The increase was mainly due to the increase in accumulated other income (unrealized losses on securities available-for-sale) of $512 thousand for the three months ended March 31, 2023. Stockholders' equity (book value) per share at March 31, 2023 was $13.62 compared to $13.55 at December 31, 2022.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale. We had no intangible assets at March 31, 2023.

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$336,250	$4,133	4.92%	$261,005	$3,371	5.17%
PPP loans	—	—	—	313	36	46.01%
Securities	30,289	249	3.29%	21,988	132	2.40%
Federal Home Loan Bank and Federal Reserve Bank stock	2,091	18	3.44%	322	12	14.91%
Federal funds sold	22,581	252	4.46%	44,314	18	0.16%
Total interest-earning assets	391,211	4,652	4.76%	327,942	3,569	4.35%
Noninterest-earning assets	24,264			15,265
Total assets	$415,475			$343,207

Interest-bearing liabilities:
Interest-bearing demand deposits	$108,546	54	0.20%	$85,362	25	0.12%
Regular savings and other deposits	75,870	88	0.46%	56,478	26	0.18%
Money market deposits	2,945	2	0.27%	4,727	2	0.17%
Certificates of deposit	80,410	332	1.65%	77,122	165	0.86%
Total interest-bearing deposits	267,771	476	0.71%	223,689	218	0.39%
Federal Home Loan Bank advances and other borrowings	26,111	283	4.34%	4,156	21	2.02%
Total interest-bearing liabilities	293,882	759	1.03%	227,845	239	0.42%
Noninterest-bearing demand deposits	15,529			13,254
Other noninterest-bearing liabilities	5,696			2,951
Total liabilities	315,107			244,050
Total shareholders’ equity	100,368			99,157
Total liabilities and shareholders’ equity	$415,475			$343,207
Net interest income		$3,893			$3,330
Net interest rate spread (2)			3.73%			3.93%
Net interest-earning assets (3)	$97,329			$100,097
Net interest margin (4)			3.98%			4.06%
Average interest-earning assets to interest-bearing liabilities	1.33x			1.44x

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

The following table presents the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	For the Three Months ended March 31, 2023 vs. 2022

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$973	$(211)	$762
PPP Loans	(36)	0	(36)
Securities	49	68	117
Federal Home Loan Bank and Federal Reserve stock	66	(60)	6
Federal funds sold	(869)	1,103	234
Total interest-earning assets	184	899	1,083

Interest-bearing liabilities:
Interest-bearing demand Deposits	139	(110)	29
Regular savings and other deposits	9	53	62
Money market deposits	(1)	1	-
Certificates of deposit	28	139	167
Total interest-bearing deposits	175	83	258
Federal Home Loan Bank advances	111	151	262
Total interest bearing liabilities	286	234	520

Change in net interest income	$(103)	$666	$563

Comparison of Operating Results for the Three months ended March 31, 2023 and 2022

General. Net income was $1.0 million for the three months ended March 31, 2023, consistent with net income of $1.0 million for the three months ended March 31, 2022.

Interest Income. Interest income increased $1.1 million, or 30.6%, to $4.7 million for three months ended March 31, 2023 from $3.6 million for the three months ended March 31, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $726 thousand, or 21.3%, to $4.1 million for the three months ended March 31, 2023 from $3.4 million for the three months ended March 31, 2022. Our average balance of loans (excluding PPP loans) increased $75.2 million, or 28.8% for the three months ended March 31, 2023, to $336.2 million for three months ended March 31, 2023 from $261.0 million for the three months ended March 31, 2022. The increase is due to our increase in loan demand. Our weighted average yield on loans (excluding PPP loans) decreased 25 basis points to 4.92% for the three months ended March 31, 2023 compared to 5.17% for the three months ended March 31, 2022. The decrease was a reflection of the low rate environment when the loans rates were quoted as well as the decrease in loan fees during 2023.

Interest Expense. Interest expense increased $520 thousand or 217.4% to $759 thousand for the three months ended March 31, 2023 compared to $239 thousand for the three months ended March 31, 2022. The increase was due to increases in rates for time deposits as well an increase in deposits and borrowings.

Interest expense on deposits increased $258 thousand, or 118.3%, to $476 thousand for the three months ended March 31, 2023 compared to $218 thousand for the three months ended March 31, 2022. The increase was due primarily to an increase in expense on certificates of deposit. Interest expense on certificates of deposit increased $167 thousand, or 101.2%, to $332 thousand for the three months ended March 31, 2023, compared to $165 thousand for the three months ended March 31, 2022. We experienced increases in both the average balance of certificates of deposit ($3.3 million, or 4.3%) for the three months ended March 31, 2023 and 2022, and rates paid on certificates of deposit (79 basis points, to 1.65%) for the three months ended March 31, 2023. Rates have increased during the current interest rate environment.

Interest expense on borrowings increased $262 thousand, to $283 thousand for the three months ended March 31, 2023, compared to $21 thousand for the three months ended March 31, 2022. The average balance of borrowings increased $22.0 million, or 525.9% to $26.1 million for the three months ended March 31, 2023, compared to $4.2 million for the three months ended March 31, 2022. The average rate paid on borrowings increased 232 basis points to 4.34% for the three months ended March 31, 2023 compared to 2.02% for the three months ended March 31, 2022. The increase was due to both an increase in volume in 2023, as well as the increase in rate.

Net Interest Income. Net interest income increased $563 thousand, or 16.9%, to $3.9 million for the three months ended March 31, 2023 from $3.3 million for the three months ended March 31, 2022. Our interest rate spread decreased 21 basis points to 3.72% for the three months ended March 31, 2023, compared to 3.93% for the three months ended March 31, 2022. Our interest margin decreased eight basis points to 3.98% for the three months ended March 31, 2023 compared to 4.06% for the three months ended March 31, 2022.

Provision for Credit Losses. The provision for credit losses totaled $74 thousand for the three months ended March 31, 2023 compared to the provision for loan losses of $40 thousand for the three months ended March 31, 2022. Provision of $68 thousand was related to unfunded commitments and $6 thousand was related to loans. Our allowance for credit losses was $3.08 million at March 31, 2023 compared to the allowance for loan losses at $2.84 million at December 31, 2022 and $2.44 million at March 31, 2022. The ratio of our allowance for credit losses to total loans was 0.92% at March 31, 2023 compared to 0.85% at December 31, 2022 and 0.91% at March 31, 2022, while the allowance for credit losses to non-performing loans was 5,926.9% at March 31, 2023 compared to 850.6% at December 31, 2022. We had $11 thousand of charge-offs and no recoveries for the three months ended March 31, 2023 compared to no charge-offs and recoveries during the three months ended March 31, 2022. The increase in the allowance for credit losses was driven primarily by CECL adoption. Additionally, with the CECL adoption, there was $200 thousand reserved for unfunded commitments, which is included in other liabilities. Refer to Note 1 for further details.

Non-interest Income. Non-interest income decreased $48 thousand to $372 thousand for the three months ended March 31, 2023 from $420 thousand for the three months ended March 31, 2022. The decrease was due to gains recognized on the prepayment of Federal Home Loan Bank advances in 2022 offset by an increase in income on bank owned life insurance and service charges on deposit accounts.

Non-interest Expense. Non-interest expense increased $434 thousand, or 18.1%, to $2.8 million for the three months ended March 31, 2023 compared to $2.4 million for the three months ended March 31, 2022. The increase was primarily due to an increase in salaries and employee benefits related to an increase in the number of full-time employees.

Income Tax Expense. We recognized income tax expense of $342 thousand and $300 thousand for the three months ended March 31, 2023 and 2022, respectively, resulting in effective rates of 25.2% and 22.9%, respectively. We had less tax exempt income in the current period as compared to last year. In

2022, the Company had tax exempt loans that paid off during the current year. In addition, the Company had less tax credits to offset the tax liability in the current period compared to last year.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2023 and December 31, 2022, we had a $91.5 million and $96.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $35 million and $25 million outstanding as of those dates, respectively. In addition, at March 31, 2023, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at March 31, 2023. At March 31, 2023, we had approximately $47 million of uninsured/uncollateralized deposits. With our sources of funds mentioned above, we anticipate that we will have sufficient funds to meet liquidity needs.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million and $963 thousand for the three months ended March 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $2.9 million and $23.3 million for the three months ended March 31, 2023 and 2022, respectively. Net cash used in financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $7.5 million and $954 thousand for the three months ended March 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2023, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs for the Quarter	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2023 through January 31, 2023	10,000	$11.49	10,000	532,688
February 1, 2023 through February 28, 2023	—	0.00	10,000	522,688
March 1, 2023 through March 31, 2023	1,843	11.37	11,843	510,845
Total	11,843	$11.43	11,843	510,845

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: May 12, 2023	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: May 12, 2023	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer