Form 10-Q
period 2023-06-30
Cullman Bancorp, Inc. /MD/
filed 2023-08-14
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,382,539 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of August 14, 2023.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

(All amounts in thousands, except share and per share data)

	June 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Interest bearing cash and cash equivalents	$173	$434
Non-interest bearing cash and cash equivalents	3,660	5,986
Federal funds sold	22,350	30,225
Total cash and cash equivalents	26,183	36,645
Securities available for sale	29,368	29,796
Equity securities	—	479
Loans, net of allowance of $3,112 and $2,841 respectively	334,273	329,943
Premises and equipment, net	11,483	10,851
Foreclosed real estate	—	50
Accrued interest receivable	1,203	1,162
Restricted equity securities	2,507	2,033
Bank owned life insurance	9,097	8,964
Deferred tax asset, net	2,445	2,194
Other assets	1,331	1,112
Total assets	$417,890	$423,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$14,016	$16,281
Interest bearing	261,136	276,668
Total deposits	275,152	292,949

Federal Home Loan Bank advances	35,000	25,000
Accrued interest payable	204	155
Other liabilities	5,791	4,943
Total liabilities	316,147	323,047

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,382,539 shares and 7,394,615 shares outstanding at June 30, 2023 and December 31, 2022 respectively	74	74
Additional paid-in capital	50,302	50,161
Retained earnings	57,434	56,561
Accumulated other comprehensive income (loss)	(3,085)	(3,558)
Unearned ESOP shares, at cost	(2,982)	(3,056)
Total shareholders' equity	101,743	100,182
Total liabilities and shareholders' equity	$417,890	$423,229

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Unaudited)

Three and six months ended June 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$4,221	$3,811	$8,354	$7,218
Non taxable securities	232	194	473	318
Taxable securities	8	8	16	16
FHLB dividends	20	3	38	15
Federal funds sold and other	283	74	535	92
Total interest income	4,764	4,090	9,416	7,659
Interest expense:
Deposits	656	216	1,132	434
Federal Home Loan Bank advances and other borrowings	377	—	660	21
Total interest expense	1,033	216	1,792	455
Net interest income	3,731	3,874	7,624	7,204
Provision for credit losses on loans	17	115	23	155
Provision for unfunded commitments	(44)	—	24	—
Net interest income after provision for credit losses	3,758	3,759	7,577	7,049
Noninterest income:
Service charges on deposit accounts	283	256	540	481
Income on bank owned life insurance	66	56	133	93
Gain on sales of mortgage loans	9	39	15	62
Net gain on sale of foreclosed real estate	—	44	—	46
Gain on prepayment of Federal Home Loan Bank advances	127	—	127	91
Other	37	39	79	81
Total noninterest income	522	434	894	854
Noninterest expense:
Salaries and employee benefits	2,048	1,759	3,971	3,370
Occupancy and equipment	244	215	500	426
Data processing	242	208	469	411
Professional and supervisory fees	205	169	420	352
Office expense	33	47	77	98
Advertising	25	44	49	64
FDIC deposit insurance	56	15	82	34
Loss on prepayment of Federal Home Loan Bank advances	—	—	—	4
Other	108	109	227	207
Total noninterest expense	2,961	2,566	5,795	4,966
Income before income taxes	1,319	1,627	2,676	2,937
Income tax expense	291	315	633	615
Net income	$1,028	$1,312	$2,043	$2,322
Earnings per share:
Basic	$0.15	$0.19	$0.29	$0.33
Dilutive	$0.14	$0.19	$0.29	$0.33

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

Three and six months ended June 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$1,028	$1,312	$2,043	$2,322

Other comprehensive income (loss), net of tax
Unrealized gain (loss) on securities available for sale	(51)	(1,752)	384	(3,574)
Income tax effect	12	368	89	751
Other comprehensive income (loss)	(39)	(1,384)	473	(2,823)

Comprehensive income (loss)	$989	$(72)	$2,516	$(501)

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and six months ended June 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at April 1, 2023	7,382,772	$74	$50,165	$56,406	$(3,046)	$(3,019)	$100,580
Net income	—	—	—	1,028	—	—	1,028
Other comprehensive loss	—	—	—	—	(39)	—	(39)
Share repurchase	(233)	—	(2)	—	—	—	(2)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at June 30, 2023	7,382,539	$74	$50,302	$57,434	$(3,085)	$(2,982)	$101,743

Balance at January 1, 2023	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182
Cumulative change in accounting principle (Note 1)	—	—	—	(284)	—	—	(284)
Balance at January 1, 2023 (as adjusted for change in accounting principal)	7,394,615	74	50,161	56,277	(3,558)	(3,056)	99,898
Net income	—	—	—	2,043	—	—	2,043
Other comprehensive gain	—	—	—	—	473	—	473
Share repurchase	(12,076)	—	(137)	—	—	—	(137)
ESOP shares earned	—	—	—	—	—	74	74
Dividend paid	—	—	—	(886)	—	—	(886)
Stock-based compensation expense	—	—	278	—	—	—	278
Balance at June 30, 2023	7,382,539	$74	$50,302	$57,434	$(3,085)	$(2,982)	$101,743

Balance at April 1, 2022	7,405,893	$74	$49,813	$53,388	$(1,162)	$(3,521)	$98,592
Net income	—	—	—	1,312	—	—	1,312
Other comprehensive loss	—	—	—	—	(1,384)	—	(1,384)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at June 30, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696

Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	2,322	—	—	2,322
Other comprehensive loss	—	—	—	—	(2,823)	—	(2,823)
ESOP shares earned	—	—	—	—	—	74	74
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	278	—	—	—	278
Balance at June 30, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Cash flows from operating activities
Net income	$2,043	$2,322
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for credit losses	47	155
Depreciation and amortization, net	232	228
Deferred income taxes	(67)	(81)
Net gains from sales and impairment of foreclosed real estate	(12)	(46)
Net gain on extinguishment of debt	(127)	(87)
Gains from change in fair value of equity securities	(18)	(5)
Losses on disposals of fixed assets	12	—
Gains on sales of repossessions	4	—
Income on bank owned life insurance	(133)	(93)
Gains on sale of mortgage loans	(15)	(62)
Mortgage loans originated for sale	(454)	(1,912)
Mortgage loans sold	469	1,974
ESOP compensation expense	74	74
Stock based compensation expense	278	278
Net change in operating assets and liabilities
Increase in Accrued interest receivable	(41)	(238)
Increase/(decrease) in Accrued interest payable	49	(37)
Increase other assets	(237)	(44)
Increase other liabilities	848	658
Net cash provided by operating activities	2,952	3,084
Cash flows from investing activities
Net purchases of premises and equipment	(900)	(565)
Purchases of securities- available for sale	—	(10,634)
Redemptions (purchases) of securities- equity	497	(1,000)
Proceeds from maturities, prepayments and calls of securities	836	773
Proceeds from sales of foreclosed real estate	76	453
(Purchases)/redemption of restricted equity securities	(474)	683
Purchases of bank owned life insurance	—	(3,000)
Loan originations and payments, net	(4,756)	(55,854)
Net cash used in investing activities	(4,721)	(69,144)
Cash flows from financing activities
Net increase/(decrease) in deposits	(17,797)	48,208
Proceeds from Federal Home Loan Bank advances	25,000	—
Repayment of Federal Home Loan Bank advances	(14,873)	(18,413)
Cash payment of dividends	(886)	(889)
Payments from share repurchases	(137)	—
Net cash (used for)/provided by financing activities	(8,693)	28,906
Net change in cash and cash equivalents	(10,462)	(37,154)
Cash and cash equivalents at the beginning of period	36,645	61,938
Cash and cash equivalents at end of the period	$26,183	$24,784
Supplemental cash flow information
Interest expense	$1,743	$492
Income taxes paid	361	375
Supplemental noncash disclosures
Day 1 impact of adoption of Current Expected Credit Losses methodology	(379)	—

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

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Risk and Uncertainties: Ongoing economic challenges, including issues such as rising inflation and global supply chain disruption have impacted global financial markets. Additionally, the Company faces increased public and regulatory scrutiny resulting from the financial market crisis resulting from recent bank failures. Because of the significant uncertainties related to the economy and its potential effects on customers and prospects, there can be no assurances as to how the crisis may ultimately affect the Company. It is unknown how long the adverse conditions associated with the ongoing issues will last and what the complete financial effect will be to the Company. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

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

ADOPTION OF NEW ACCOUNTING STANDARDS:

FASB ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments”

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities. Management does not intend to sell or believes that it is more likely than not they will be required to sell.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted Accounting Standards Codification (ASC) 326 using the modified retrospective method for all financial assets measured at amortized cost, and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles (GAAP). The Company recorded a net decrease to retained earnings of $284, an increase to deferred tax asset of $95, and an increase to the allowance for credit losses of $379 as of January 1, 2023 for the cumulative effect of adopting ASC 326.

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

(1) Off Balance Sheet

Allowance for Credit Losses- Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and the adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. The company has identified the following portfolio segments:

• One-to-four family

• Multi-family

• Commercial real estate

• Construction

• Commercial

• Home equity loans and line of credit

• Consumer loans

The Company uses call code and loan level information in a profitability of default/loss given default model. The model incorporates life-of-loan requirements and considers assumptions that effect the contractual life. There is one set of financial models for all interest rate risk, liquidity risk and credit risk modeling, in addition to loan origination and pricing process.

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

FASB ASU 2022-02 (Topic 326), “Financial Instruments- Credit Losses: Troubled Debt Restructurings and Vintage Disclosures”

On January 1, 2023, the Company prospectively adopted ASU 2022-02 “Financial Instruments- Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivable by year or origination in the vintage disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,988	$—	$(740)	$5,248
Municipal – taxable	14,401	14	(2,548)	11,867
Municipal – tax exempt	1,365	—	(45)	1,320
Residential mortgage-backed	10,187	—	(732)	9,455
Commercial mortgage-backed	988	—	(25)	963
SBA(1) guaranteed debenture	558	—	(43)	515
Total	$33,487	$14	$(4,133)	$29,368

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,987	$—	$(734)	$5,253
Municipal – taxable	14,421	14	(2,924)	11,511
Municipal – tax exempt	1,365	—	(50)	1,315
Residential mortgage-backed	10,871	—	(729)	10,142
Commercial mortgage-backed	983	—	(23)	960
SBA guaranteed debenture	672	—	(57)	615
Total	$34,299	$14	$(4,517)	$29,796

(1) Small Business Administration

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The Company’s mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae. There were no sales or calls of securities in the six months ended June 30, 2023 or the six months ended June 30, 2022.

The amortized cost and fair value of the debt securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$420	$420
Due after one to five years	3,967	3,898
Due after five to ten years	3,351	3,056
Due after ten years	14,016	11,061
Residential mortgage-backed	10,187	9,455
Commercial mortgage-backed	988	963
SBA guaranteed debenture	558	515
Total	$33,487	$29,368

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Carrying amounts of securities pledged to secure public deposits as of June 30, 2023 and December 31, 2022 were $20,117 and $26,666, respectively. At June 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,951	$(37)	$2,297	$(703)	$5,248	$(740)
Municipal – taxable	—	—	11,080	(2,548)	11,080	(2,548)
Municipal – tax exempt	669	(1)	651	(44)	1,320	(45)
Residential mortgage-backed	590	(16)	8,865	(716)	9,455	(732)
Commercial mortgage-backed	963	(25)	—	—	963	(25)
SBA guaranteed debenture	—	—	515	(43)	515	(43)
Total temporarily impaired	$5,173	$(79)	$23,408	$(4,054)	$28,581	$(4,133)

	Less than 12 months		12 months or more		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,978	$(9)	$2,275	$(725)	$5,253	$(734)
Municipal – taxable	4,404	(815)	6,318	(2,109)	10,722	(2,924)
Municipal – tax exempt	1,065	(50)	—	—	1,065	(50)
Residential mortgage-backed	9,789	(661)	353	(68)	10,142	(729)
Commercial mortgage-backed	960	(23)	—	—	960	(23)
SBA guaranteed debenture	—	—	615	(57)	615	(57)
Total temporarily impaired	$19,196	$(1,558)	$9,561	$(2,959)	$28,757	$(4,517)

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

At June 30, 2023, the Company did not identify any securities that violate the credit loss triggers; therefore, no analysis was performed and no credit loss was recognized on any of the securities available-for-sale. Additionally, accrued interest receivable is excluded from the estimate of credit losses for securities available-for-sale and was reported in other assets on the accompanying consolidated balance sheet.

All of the securities except for one municipal-taxable security have unrealized losses at June 30, 2023. None of the unrealized losses for these securities have been recognized into net income for the period ended June 30, 2023 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There was one equity security with a readily determinable fair value amount of $479 as of December 31, 2022. We had redemptions of $60 and $497 for the three and six months ended June 30, 2023 respectively. Net gains of $1 and $17 were recognized for the three and six months ended June 30, 2023 respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)
NOTE 3 – LOANS

Loans at June 30, 2023 and December 31, 2022 were as follows:

	2023	2022

Real Estate Loans:
One-to-four family	$177,650	$172,157
Multi-family	3,564	3,668
Commercial	94,968	95,989
Construction	17,043	18,466
Total real estate loans	293,225	290,280
Commercial loans	32,855	32,156
Consumer loans:
Home equity loans and lines of credit	7,681	6,656
Other consumer	3,633	3,702
Total consumer loans	11,314	10,358
Total loans	337,394	332,794
Net deferred loans fees	(9)	(10)
Allowance for credit losses	(3,112)	(2,841)
Loans, net	$334,273	$329,943

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for credit losses by portfolio segment for the period ending June 30, 2023, and the allowance for loan losses for the period ending June 30, 2022. On January 1, 2023, the Company adopted ASC 326. Refer to Note 1 for further details. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended June 30, 2023	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2023	$1,822	$17	$745	$161	$103	$234	$3,082
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	13	—	—	13
Provisions	32	—	(32)	(61)	40	38	17
Total ending balance June 30, 2023	$1,854	$17	$713	$113	$143	$272	$3,112
Six Months Ended June 30, 2023
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adoptong ASC 326	117	1	130	(21)	(75)	94	246
Charge offs	—	—	—	—	—	(11)	(11)
Recoveries	—	—	—	13	—	—	13
Provisions	27	(1)	(71)	(24)	14	78	23
Total ending balance June 30, 2023	$1,854	$17	$713	$113	$143	$272	$3,112

	Real Estate
Three Months Ended June 30, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance April 1, 2022	$1,332	$16	$732	$116	$166	$84	$2,446
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	166	(2)	(140)	31	45	15	115
Total ending balance June 30, 2022	$1,504	$14	$592	$142	$211	$99	$2,562
Six Months Ended June 30, 2022
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	143	(5)	(120)	38	66	33	155
Total ending balance June 30, 2022	$1,504	$14	$592	$142	$211	$99	$2,562

For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale.The following table presents the amortized cost of collateral-dependent loans by class of loans as June 30, 2023.

June 30, 2023
Real estate loans:
One-to-four family	$930
Multi-family	—
Commercial	4,183
Commercial	—
Consumer:	—
Total	$5,113

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table provides the amount of the allowance for credit losses by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the period ending December 31, 2022.

	Real Estate
December 31, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Ending balance attributed to loans:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	1,710	17	654	145	204	111	2,841
Total ending allowance balance December 31, 2022:	$1,710	$17	$654	$145	$204	$111	$2,841

The following table provides the amount of loans by class of financing receivable for loans individually evaluated for impairment, loans collectively evaluated for impairment and loans acquired with deteriorated credit quality for the periods ending December 31, 2022.

Loans:
Loans individually evaluated for impairment	$9	$—	$2,463	$—	$—	$—	$2,472
Loans collectively evaluated for impairment	172,148	3,668	93,526	18,466	32,156	10,358	330,322
Total ending loans balance December 31, 2022	$172,157	$3,668	$95,989	$18,466	$32,156	$10,358	$332,794

The following tables presents loans individually evaluated for impairment by portfolio class at December 31, 2022 and the respective average balances of impaired loans and interest income recognized for the three and six months ended June 30, 2022:

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

There were no loans individually evaluated for impairment with recorded allowance for the three and six months ended June 30, 2023 and 2022. The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at June 30, 2023 and December 31, 2022 by portfolio class of loans:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$660	$106	$103	$869	$176,781	$177,650
Multi-family	—	—	—	—	3,564	3,564
Commercial	88	—	—	88	94,880	94,968
Construction	—	—	—	—	17,043	17,043
Total real estate loans	748	106	103	957	292,268	293,225
Commercial	—	—	—	—	32,855	32,855
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	7,681	7,681
Other consumer loans	7	—	—	7	3,626	3,633
Total	$755	$106	$103	$964	$336,430	$337,394

December 31, 2022	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$2,315	$1,251	$211	$3,777	$168,380	$172,157
Multi-family	—	—	—	—	3,668	3,668
Commercial	—	—	—	—	95,989	95,989
Construction	—	—	—	—	18,466	18,466
Total real estate loans	2,315	1,251	211	3,777	286,503	290,280
Commercial	48	40	41	129	32,027	32,156
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	6,656	6,656
Other consumer loans	10	—	—	10	3,692	3,702
Total	$2,373	$1,291	$252	$3,916	$328,878	$332,794

A loan past due 90 days or more need not be placed on nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of June 30, 2023 due to the fact that they were well secured and in the process of collection. Not all nonaccrual loans, including loans over 89 past due and still accruing, have an individually evaluated ACL.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables provide the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing interest at June 30, 2023 and December 31, 2022 by portfolio class of loans:

	June 30, 2023
	Nonaccrual with No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Real estate loans:
One-to-four family	$7	$7	$103
Commercial real estate	—	—	—
Construction	—	—	—
Total real estate loans	7	7	103
Commercial loans:	—	—	—
Consumer loans:
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total	$7	$7	$103

	December 31, 2022
	Nonaccrual with No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Real estate loans:
One-to-four family	$9	$9	$211
Commercial real estate	—	—	—
Construction	—	—	—
Total real estate loans	9	9	211
Commercial loans:	73	73	—
Consumer loans:
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total	$82	$82	$211

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficultly. These modifications may be in the form of an interest rate reduction, a term extension or a combination thereof.

Upon the Company's determination that a modified loan has subsequently been uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans held for investment.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of these modifications efforts. During the three and six months ended June 30, 2023, the Company had no modified loans to borrowers experiencing financial difficulty.

Troubled debt restructurings (TDR).

The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the three and six months ended June 30, 2023.

Prior to the Company's adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of loans that resulted in granting a concession to borrowers experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the adoption of ASU 2022-002 will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See Note 1 for more information on the Company's adoption of ASU 2022-02.

Loan restructurings as of December 31, 2022 were $2,878. The Company has committed no additional amounts at December 31, 2022 to customers with outstanding loans that are restructured.

There were no loan restructurings for which there was a payment default within twelve months of the modification during the six months ended June 30, 2023 or the year ended December 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At June 30, 2023, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

One-to-four family
Risk rating
Pass	$16,313	$62,511	$31,813	$18,263	$7,142	$40,678	$—	$176,720
Special mention	—	—	—	—	—	—	—	—
Substandard	—	82	585	—	—	263	—	930
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$16,313	$62,593	$32,398	$18,263	$7,142	$40,941	$—	$177,650
Multi-family
Risk rating
Pass	$—	$767	$927	$1,306	$—	$564	$—	$3,564
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family.	$—	$767	$927	$1,306	$—	$564	$—	$3,564
Commercial real estate
Risk rating
Pass	$5,738	$36,529	$9,178	$12,494	$4,536	$21,870	$440	$90,785
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,720	2,463	—	—	—	—	4,183
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$5,738	$38,249	$11,641	$12,494	$4,536	$21,870	$440	$94,968
Construction
Risk rating
Pass	$3,239	$12,081	$1,723	$—	$—	$—	$—	$17,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$3,239	$12,081	$1,723	$—	$—	$—	$—	$17,043
Commercial
Risk rating
Pass	$3,039	$8,297	$2,396	$795	$204	$4,485	$13,639	$32,855
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$3,039	$8,297	$2,396	$795	$204	$4,485	$13,639	$32,855

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Term Loans by Origination Year
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$7,681	$7,681
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$7,681	$7,681
Consumer
Risk rating
Pass	$1,372	$1,475	$536	$216	$—	$34	$—	$3,633
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$1,372	$1,475	$536	$216	$—	$34	$—	$3,633

Total Loans	$29,701	$123,462	$49,621	$33,074	$11,882	$67,894	$21,760	$337,394

At December 31, 2022, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$170,397	$1,452	$308	$—	$172,157
Multi-family	3,668	—	—	—	3,668
Commercial	91,749	1,751	2,489	—	95,989
Construction	18,466	—	—	—	18,466
Total real estate loans	284,280	3,203	2,797	—	290,280
Commercial	32,115	—	41	—	32,156
Consumer loans:
Home equity loans and lines of credit	6,656	—	—	—	6,656
Other consumer loans	3,702	—	—	—	3,702
Total	$326,753	$3,203	$2,838	$—	$332,794

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Land	$1,924	$1,924
Buildings and improvements	16,524	15,668
Furniture, fixtures and equipment	2,566	2,623
	21,014	20,215
Less: Accumulated depreciation	(9,531)	(9,364)
	$11,483	$10,851

Depreciation expense for the three and six months ended June 30, 2023 was $128 and $256, respectively. Depreciation expense for the three and six months ended June 30, 2022 was $115 and $226 respectively. Depreciation expense for the year ended December 31, 2022 was $468.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at June 30, 2023 and December 31, 2022 were $33,327 and $32,614, respectively. Scheduled maturities of time deposits at June 30, 2023 for the next five years were as follows:

2023	$26,387
2024	42,137
2025	11,904
2026	2,375
2027 or thereafter	1,910

At June 30, 2023 and 2022, overdraft demand and savings deposits reclassified to loans totaled $66 and $109, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At June 30, 2023 and December 31, 2022, advances from the Federal Home Loan Bank were as follows:

	2023	2022
Maturities October 2025 through March 2028, fixed rate at rates from 4.1175% to 4.611%, averaging 4.26%	$35,000	$—
Maturities September 2024 through October 2027, fixed rate at rates from 4.2265% to 4.611%, averaging 4.3371%	—	25,000
Total	$35,000	$25,000

During the six months ended June 30, 2023, the Company restructured $15,000 of outstanding advances, recognizing a net gain of $127. The average rate of 4.26% was a blended rate at June 30, 2023.

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances.The advances were collateralized by $86,332 and $83,008 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at June 30, 2023 and December 31, 2022, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow funds of $126,541 at June 30, 2023.

Payments over the next five years are as follows:

2023	$—
2024	—
2025	5,000
2026	10,000
2027	10,000
Thereafter	10,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at June 30, 2023 and December 31, 2022. There were no amounts outstanding as of June 30, 2023 or December 31, 2022.

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

The ESOP compensation expense for the three months ended June 30, 2023 and 2022 was $76 and $46, respectively. The ESOP compensation expense for the six months ended June 30, 2023 and 2022 was $151 and $120, respectively. At June 30, 2023, there were 295,938 shares not yet released, having an aggregate market value of $3,155 based on close price of $10.66.

NOTE 8 – STOCK BASED COMPENSATION

In May 2020, the stockholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) for employees and directors of the Company. The 2020 Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company’s common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. These amounts have been subsequently converted at the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion, rounding down for fractional shares.The exercise price of options granted under the 2020 Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The Compensation Committee of the Board of Directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

In May 2023, the stockholders approved the Cullman Bancorp, Inc 2023 Equity Incentive Plan (the "2023 Equity Incentive Plan") for employees and directors of the Company. The 2023 Equity Incentive Plan authorizes the issuance of up to 620,548 shares of the Company's common stock, with no more than 177,299 of shares as restricted stock awards and 443,249 as stock options, either incentive stock options or non-qualified stock options. The exercise price of the options granted under the 2023 Equity Incentive Plan may not be less than the fair market value on the date the stock options is granted. The Compensation Committee of the Board of Directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

As of June 30, 2023, there were no shares available for future grants under the 2020 plan, except in the event of forfeitures. Under the 2023 plan, there are 177,299 of restricted shares available for future grants.

The following table summarizes stock option activity for the six months ended June 30, 2023:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding 1/1/23	340,903	$9.86	7.13
Granted	443,249	10.54	10.00
Exercised	—	—
Forfeited	—
Outstanding 6/30/23	784,152	$10.24	8.75
Vested or expected to vest	784,152	$10.24	8.75	$329
Exercisable at period end	136,354			57

(1) Based on close price of $10.66 as of June 30, 2023. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

Stock based compensation expense for stock options for the three and six months ended June 30, 2023 was $27 and $54, respectively. Unrecognized compensation cost related to nonvested stock options for the 2020 plan at June 30, 2023 was $279 and is expected to be recognized over 2.08 years. Unrecognized compensation cost related to the nonvested stock options for the 2023 plan at June 30, 2023 was $594 and is expected to be recognized over 5 years.

The following table summarizes non-vested restricted stock activity for the quarter ended June 30, 2023:

	2023	Weighted Average Grant-Date Fair Value
Balance – January 1, 2023	136,356	$9.86
Granted	—	—
Vested	—
Balance –June 30, 2023	136,356	$9.86

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Converted Shares	Vesting Period (years)	Converted Fair Value
August 2020	80,000	227,266	5	$9.86

For the three and six months ended June 30, 2023, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $224, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $933 as of June 30, 2023 and is expected to be recognized over 2.08 years.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023, the Bank meets all capital adequacy requirements to which it is subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The community bank leverage ratio framework (CBLR framework) provides qualifying community banking organizations an optional, simplified measure to determine capital adequacy. The Bank made the election to be subject to the CBLR framework as of December 31, 2020.

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

An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of June 30, 2023 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts for the Bank and ratios at June 30, 2023 and December 31, 2022 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
June 30, 2023
Tier 1 (Core) Capital to average total assets	$77,448	18.44%	$37,798	9.00%
December 31, 2022
Tier 1 (Core) Capital to average total assets	$75,221	17.75%	$38,137	9.00%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Securities available for sale
U.S. Government sponsored agencies	$—	$5,248	$—
Municipal – taxable	—	11,867	—
Municipal – taxable exempt	—	1,320	—
Residential mortgage-backed	—	9,455	—
Commercial mortgage-backed		963
SBA guaranteed debenture	—	515	—
Total investment securities available for sale	$—	$29,368	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Securities available for sale
U.S. Government sponsored agencies	$—	$5,253	$—
Municipal – taxable	—	11,511	—
Municipal – taxable exempt	—	1,315	—
Residential mortgage-backed	—	10,142	—
Commercial mortgage-backed	—	960	—
SBA guaranteed debenture	—	615	—
Total investment securities available for sale	$—	$29,796	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023:

	Equity Securities
	2023	2022

Beginning Balance of recurring Level 3 assets	$479	$—
Purchases	—	1,000
Redemption	(497)
Unrealized gain	18	5
Ending Balance of recurring Level 3 assets	$—	$1,005

There were no transfers between levels during six months ended June 30, 2023 and 2022.

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

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2023	December 31, 2022
Impaired loans:
RE loans:
One-to four family	$7	$9
Commercial	—	73

Foreclosed real estate:
One-to four family	$—	$50

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had zero Level 3 assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. For Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15-20% were used for the periods ended June 30, 2023 and December 31, 2022.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at June 30, 2023 and December 31, 2022 are summarized below:

		Fair Value Measurements at June 30, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$26,183	$26,183	$—	$—	$26,183
Securities available for sale	29,368	—	29,368	—	29,368
Loans held for sale	—	—	—	—	—
Loan, net	334,273	—	—	326,657	326,657
Accrued interest receivable	1,203	—	217	986	1,203
Restricted equity securities	2,507	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	$275,152	$190,439	$82,008	$—	$272,447
Federal Home Loan Bank advances	35,000	—	35,479	—	35,479
Accrued interest payable	204	6	198	—	204

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,645	$36,645	$—	$—	$36,645
Securities available for sale	29,796	—	29,796	—	29,796
Loan, net	329,943	—	—	320,687	320,687
Accrued interest receivable	1,162	—	219	943	1,162
Restricted equity securities	2,033	—	—	—	N/A
Financial liabilities:
Deposits	$292,949	$213,499	$76,306	$—	$289,805
Federal Home Loan Bank advances	25,000	—	25,102	—	25,102
Accrued interest payable	155	5	150	—	155

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share
Net Income	$1,028	$1,312	$2,043	$2,322
Less: Distributed earning allocated to participating securities	—	—	—	—
Less: Earnings allocated to participating securities	(19)	(10)	(21)	(35)
Net earnings allocated to common stock	1,009	1,302	2,022	2,287
Weighted common shares outstanding including participating securities	7,382,731	7,405,893	7,383,476	7,405,893
Less: Participating securities	(136,356)	(181,811)	(136,356)	(181,811)
Less: Average unearned ESOP shares	(299,603)	(352,079)	(301,435)	(353,911)
Weighted average shares	6,946,772	6,872,003	6,945,685	6,870,171
Basic earnings per share	$0.15	$0.19	$0.29	$0.33
Dilutive
Net earnings allocated to common stock	1,009	1,302	2,022	2,287
Weighted average shares	6,946,772	6,872,003	6,945,685	6,870,171
Add: dilutive effects of assumed exercises of stock options	79,312	93,129	86,852	86,568
Average shares and dilutive potential common shares	7,026,084	6,965,132	7,032,537	6,956,739
Dilutive earnings per share	$0.14	$0.19	$0.29	$0.33

Stock options for shares of common stock of 443,249 during 2023 and 340,903 during 2022 were not considered in computing diluted earnings per share for 2023 and 2022, respectively because they were antidilutive.

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
•
our ability to retain key employees;
•
global or national war, conflict or acts of terrorism;
•
our compensation expense associated with equity allocated or awarded to our employees;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•
the risk related to recent and potential bank failures.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total assets decreased $5.3 million, or 1.3%, to $417.9 million at June 30, 2023 from $423.2 million at December 31, 2022. The decrease was due to an decrease in cash, which was caused by a decrease in deposits as well as our using cash to fund an increase in loans.

Cash and cash equivalents decreased $10.4 million, or 28.6%, to $26.2 million at June 30, 2023 from $36.6 million at December 31, 2022. The decrease was due to a decrease in deposits as well as our using cash to fund an increase in loans.

Gross loans held for investment increased $4.6 million, or 1.4%, to $337.4 million at June 30, 2023 from $332.8 million at December 31, 2022. The increase was primarily due to an increase in one-to-four family loans, which increased $5.5 million, or 3.2%, to $177.7 million at June 30, 2023 from $172.2 million at December 31, 2022. The increase was also due to an increase in home equity loans and lines of credit, which increased $1.0 million, or 15.4%, to $7.7 million at June 30, 2023 from $6.7 million at December 31, 2022.

Securities available-for-sale decreased $428 thousand, or 1.4%, to $29.4 million at June 30, 2023 from $29.8 million at December 31, 2022. The decrease was caused by paydowns received.

Total deposits decreased $17.7 million, or 6.1%, to $275.2 million at June 30, 2023 from $292.9 million at December 31, 2022. We experienced decreases in regular savings and other deposits of $11.5 million, or 14.5%, to $68.1 million at June 30, 2023 from $79.6 million at December 31, 2022, and in interest-bearing demand deposits of $8.8 million, or 7.7%, to $106.1 million at June 30, 2023 from $114.9 million at December 31, 2022. Noninterest bearing demand deposits decreased $2.3 million or 13.9% to $14.0 million at June 30, 2023 from $16.3 million at December 31, 2022. The decreases in demand deposits were a result of two public funds customers using construction funds or funding projects. The decrease was also a result from customers moving money into time deposits. Time deposits increased $5.2 million, or 6.6%, to $84.7 million at June 30, 2023 from $79.5 million at December 31, 2022

Borrowings increased to $35.0 million at June 30, 2023 from $25.0 million at December 31, 2022. We restructured our borrowings during the quarter ended June 30, 2023 to extend our liability duration and recognized a gain of $127,000. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Stockholders’ equity increased $1.5 million, or 1.6%, to $101.7 million at June 30, 2023 from $100.2 million at December 31, 2022. The increase was mainly due to the increase in retained earnings of $873 thousand for the six months ended June 30, 2023 as well as the increase in accumulated other income (unrealized losses on securities available-for-sale) of $473 thousand for the six months ended June 30, 2023. Stockholders' equity (book value) per share was $13.78 and $13.55 at June 30, 2023 and December 31, 2022 respectively.

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

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$336,657	$4,221	5.02%	$288,646	$3,809	5.28%
PPP loans	—	—	0.00%	157	2	5.10%
Securities	29,806	240	3.22%	28,965	202	2.79%
Federal Home Loan Bank stock	2,505	20	3.19%	176	3	6.82%

Federal funds sold	22,798	283	4.97%	40,228	74	0.74%
Total interest-earning assets	391,766	4,764	4.86%	358,172	4,090	4.57%
Noninterest-earning assets	25,153			21,731
Total assets	$416,919			$379,903

Interest-bearing liabilities:
Interest-bearing demand deposits	$102,249	109	0.43%	$98,007	27	0.11%
Regular savings and other deposits	71,215	86	0.48%	79,984	34	0.17%
Money market deposits	2,409	3	0.50%	4,296	2	0.19%
Certificates of deposit	83,102	458	2.20%	77,134	153	0.79%
Total interest-bearing deposits	258,975	656	1.01%	259,421	216	0.33%
Federal Home Loan Bank advances and other borrowings	35,000	377	4.31%	—	—	0.00%
Total interest-bearing liabilities	293,975	1,033	1.41%	259,421	216	0.33%
Noninterest-bearing demand deposits	15,306			15,313
Other noninterest-bearing liabilities	6,586			6,242
Total liabilities	315,867			280,976
Total shareholders’ equity	101,052			98,927
Total liabilities and shareholders’ equity	$416,919			$379,903
Net interest income		$3,731			$3,874
Net interest rate spread (2)			3.45%			4.24%
Net interest-earning assets (3)	$97,791			$98,751
Net interest margin (4)			3.81%			4.33%
Average interest-earning assets to interest-bearing liabilities	1.33x			1.38x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$336,423	$8,354	4.97%	$274,985	$7,182	5.22%
PPP loans	—	—	0.00%	157	36	45.86%
Securities	30,045	489	3.26%	25,494	334	2.62%
Federal Home Loan Bank stock and Federal Reserve Bank stock	2,299	38	3.31%	249	15	12.05%

Federal funds sold	22,692	535	4.72%	42,270	92	0.44%
Total interest-earning assets	391,459	9,416	4.81%	343,155	7,659	4.46%
Noninterest-earning assets	24,738			20,369
Total assets	$416,197			$363,524

Interest-bearing liabilities:
Interest-bearing demand deposits	$105,376	164	0.31%	$91,730	52	0.11%
Regular savings and other deposits	73,528	174	0.47%	68,302	60	0.18%
Money market deposits	2,675	4	0.30%	4,510	4	0.18%
Certificates of deposit	81,767	790	1.93%	77,130	318	0.82%
Total interest-bearing deposits	263,346	1,132	0.86%	241,672	434	0.36%
Federal Home Loan Bank advances and other borrowings	30,580	660	4.32%	2,066	21	2.03%
Total interest-bearing liabilities	293,926	1,792	1.22%	243,738	455	0.37%
Noninterest-bearing demand deposits	15,423			14,575
Other noninterest-bearing liabilities	6,381			6,015
Total liabilities	315,730			264,328
Total shareholders’ equity	100,467			99,196
Total liabilities and shareholders’ equity	$416,197			$363,524
Net interest income		$7,624			$7,204
Net interest rate spread (2)			3.59%			4.09%
Net interest-earning assets (3)	$97,533			$99,417
Net interest margin (4)			3.90%			4.20%
Average interest-earning assets to interest-bearing liabilities	1.33x			1.41x

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

The following tables present the effects of changing rates and volumes on our net interest income for the three and six months ended June 30, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	For the Three Months ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$2,535	$(2,123)	$412
PPP Loans	(8)	6	(2)
Securities	23	15	38
Federal Home Loan Bank stock	158	(141)	17
Federal funds sold	(129)	338	209
Total interest-earning assets	2,579	(1,905)	674

Interest-bearing liabilities:
Interest-bearing demand Deposits	137	(55)	82
Regular savings and other deposits	(15)	67	52
Money market deposits	(4)	5	1
Certificates of deposit	47	258	305
Total interest-bearing deposits	165	275	440
Federal Home Loan Bank advances	377	-	377
Total interest bearing liabilities	542	275	817

Change in net interest income	$2,037	$(2,180)	$(143)

	For the Six Months ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans (excluding PPP loans)	$3,209	$(2,037)	$1,172
PPP Loans	(72)	36	(36)
Securities	119	36	155
Federal Home Loan Bank stock	247	(224)	23
Federal funds sold	(85)	528	443
Total interest-earning assets	3,418	(1,661)	1,757

Interest-bearing liabilities:
Interest-bearing demand deposits	147	(35)	112
Regular savings and other deposits	9	105	114
Money market deposits	(3)	3	-
Certificates of deposit	38	434	472
Total interest-bearing deposits	191	507	698
Federal Home Loan Bank advances	580	59	639
Total interest bearing liabilities	771	566	1,337

Change in net interest income	$2,647	$(2,227)	$420

Comparison of Operating Results for the three months ended June 30, 2023 and 2022

General. Net income was $1.0 million for the three months ended June 30, 2023 compared to $1.3 million for the three months ended June 30, 2022. The decrease in net income was primarily due to an increase an interest expense partially offset by an increase in interest income, each resulting from the rising rate environment.

Interest Income. Interest income increased $674,000, or 16.5%, to $4.8 million for the three months ended June 30, 2023 from $4.1 million for the three months ended June 30, 2022.

The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $410,000, or 10.8%, to $4.2 million for the three months ended June 30, 2023 from $3.8 million for the three months ended June 30, 2022. Our average balance of loans (excluding PPP loans) increased $48.0 million, or 16.6%, to $336.6 million for the three months ended June 30, 2023, from $288.6 million for the three months ended June 30, 2022. The increase is due to our decision to continue to retain longer-term, fixed-rate loans instead of selling them as well as the continued growth of commercial lending. Our weighted average yield on loans (excluding PPP loans) decreased 26 basis point to 5.02% for the three months ended June 30, 2023 compared to 5.28% for the three months ended June 30, 2022. The decrease was a reflection of the decrease in loan fees driven by volume during 2023.

Interest Expense. Interest expense increased $817,000, or 378.2%, to $1.0 million for the three months ended June 30, 2023 compared to $216,000 for the three months ended June 30, 2022. The increase was due to an increase in borrowing balances as well as an increase in deposit expense due to the rising rate environment.

Interest expense on deposits increased $440,000, or 203.7.%, to $656,000 for the three months ended June 30, 2023 compared to $216,000 for the three months ended June 30, 2022. The increase was due to an increase in rates. Interest expense on certificates of deposit increased $305,000, or 199.4%, to $458,000 for the three months ended June 30, 2023 compared to $153,000 for the three months ended June 30, 2022. We experienced increases in the average balance of certificates of deposit of $6.0 million, or 7.7%. We also experienced an increase in average rates paid on certificates of deposit. Rates increased 141 basis points, to 2.2% for the three months ended June 30, 2023 from 0.79% three months ended June 30, 2022.

Due to obtaining additional advances, interest expense on borrowings increased $377,000, or 100%, compared to zero for the three months ended June 30, 2022. The average balance of borrowings increased $35.0 million, or 100% compared to a zero balance for the three months ended June 30, 2022.

Net Interest Income. Net interest income decreased $143,000, or 3.7%, to $3.7 million for the three months ended June 30, 2023 from $3.8 million for the three months ended June 30, 2022. Our interest rate spread decreased 79 basis points to 3.45% for the three months ended June 30, 2023 compared to 4.24% for the three months ended June 30, 2022, while our net interest margin decreased 52 basis points to 3.81% for the three months ended June 30, 2023 compared to 4.33% for the three months ended June 30, 2022.

Provision for Credit Losses. Provisions for credit losses totaled, $17,000 for the three months ended June 30, 2023 compared to $115,000 for the three months ended June 30, 2022. In addition to the provision, there was a credit of $44 thousand was related to unfunded commitments. Our allowance for credit losses was $3.1 million at June 30, 2023 compared to $2.8 million at December 31, 2022 and $2.6 million at June 30, 2022. The ratio of our allowance for credit/loan losses to total loans was 0.92% at June 30, 2023 compared to 0.85% at December 31, 2022 and 0.83% at June 30, 2022, while the allowance for credit losses to non-performing loans was 2,829.1% at June 30, 2023 compared to 850.6% at December 31, 2022. We had $13,000 of net recoveries for the three months ended June 30, 2023 compared to $1,000 of net recoveries for the three months ended June 30, 2022.

Non-interest Income. Non-interest income increased $88,000 to $522,000 for the three months ended June 30, 2023 from $434,000 for the three months ended June 30, 2022. Our service charges on deposit accounts increased $27,000 to $283,000 for the three months ended June 30, 2023 from $256,000 for the three months ended June 30, 2022 due to our increase in new accounts. We also recognized a gain on the restructure of advances of $127,000 during the three months ended June 30, 2023. These increases were offset by the gain on sale of foreclosed real estate of $44,000 during the three months ended June 30, 2022.

Non-interest Expense. Non-interest expense increased $395,000, or 15.4%, to $3.0 million for the three months ended June 30, 2023 compared to $2.6 million for the three months ended June 30, 2022. The increase was primarily due to an increase in salaries and employee benefits expense of $289,000, or 16.4%, to $2.1 million for the three months ended June 30, 2023 compared to $1.8 million for the three months ended June 30, 2022, mainly due to customary raises and increasing cost of benefits.

Income Tax Expense. We recognized income tax expense of $291,000 and $315,000 for the three months ended June 30, 2023 and 2022, respectively, resulting in effective rates of 22.1% and 19.4%, respectively.

Comparison of Operating Results for the six months ended June 30, 2023 and 2022

General. Net income was $2.0 million for the six months ended June 30, 2023 compared to $2.3 million for the six months ended June 30, 2022. The decrease in net income was primarily due to an increase in non interest expenses.

Interest Income. Interest income increased $1.7 million or 22.9%, to $9.4 million for the six months ended June 30, 2023 from $7.7 million for the the six months ended June 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $1.1 million, or 15.7%, to $8.3 million for the six months ended June 30, 2023 from $7.2 million for the six months ended June 30, 2022. Our average balance of loans increased $61.4 million, or 22.3%, to $336.4 million for the six months ended June 30, 2023, from $275.0 million for the six months ended June 30, 2022. The increase is due to our decision to continue to retain longer-term, fixed-rate loans instead of selling them as well as the continued growth of commercial lending. Our weighted average yield on loans decreased 25 basis point to 4.97% for the six months ended June 30, 2023 compared to 5.22% for the six months ended June 30, 2022. The decrease was due to the decrease in loan fee income recognized in 2022 compared to 2023 as well as the fact that we recognized $36,000 income on PPP loans during the six months ended June 30, 2022.

Interest Expense. Interest expense increased $1.3 million, or 293.9%, to $1.8 million for the six months ended June 30, 2023 compared to $455,000 for the six months ended June 30, 2022. These increases are mainly due to an increase in rates as well as additional borrowings in 2023.

Interest expense on deposits increased $698,000, or 160.8%, to $1.1 million for the six months ended June 30, 2023 compared to $434,000 for the six months ended June 30, 2022. The increase was due to an increase in rates. Interest expense on certificates of deposit increased $472,000, or 148.4%, to $790,000 for the six months ended June 30, 2023 compared to $318,000 for the six months ended June 30, 2022. We experienced increases in the average balance of certificates of deposit of $4.6 million, or 6.0%. We also experienced an increase in average rates paid on certificates of deposit. Average rates increased 111 basis points, to 1.93% for the six months ended June 30, 2023 from 0.82%for the six months ended June 30, 2022.

Interest expense on borrowings increased $639,000, or 30.9%, to $660,000 for the six months ended June 30, 2023 compared to $21,000 for the six months ended June 30, 2022. The average balance of borrowings increased $28.6 million, to $30.6 million for the six months ended June 30, 2023 compared to $2.0 million for the six months ended June 30, 2022.

Net Interest Income. Net interest income increased $420,000, or 5.8%, to $7.6 million for the six months ended June 30, 2023 from $7.2 million for the six months ended June 30, 2022. Our interest rate spread decreased 50 basis points to 3.59% for the six months ended June 30, 2023 compared to 4.09% for the six months ended June 30, 2022. Our net interest margin decreased 30 basis points to 3.90% for the six months ended June 30, 2023 compared to 4.20% for the six months ended June 30, 2022.

Provision for Credit Losses. Provisions for credit losses totaled $23,000 for the six months ended June 30, 2023 compared to a provision for loan losses of $155,000 for the six months ended June 30, 2022. In addition to the provision for credit losses, there was a provision of $24,000 was related to unfunded commitments. Our allowance for credit losses was $3.11 million at June 30, 2023 compared to the allowance for loan losses at $2.84 million at December 31, 2022 and $2.39 million at June 30, 2022. The ratio of our allowance for credit losses to total loans was 0.92% at June 30, 2023 compared to 0.85% at December 31, 2022 and 0.83% at June 30, 2022, while the allowance for credit losses to non-performing loans was 2,829.1% at June 30, 2023 compared to 850.6% at December 31, 2022. We had $2,000 of net recoveries for the six months ended June 30, 2023 and $1,000 of net recoveries for the six months ended June 30, 2022.

Non-interest Income. Non-interest income increased $40,000 to $894,000 for the six months ended June 30, 2023 from $854,000 for the six months ended June 30, 2022. Service charges on deposit accounts increased $59,000 to $540,000 for the six months ended June 30, 2023 from $481,000 the six months ended June 30, 2022 due to an increase in new accounts.

Non-interest Expense. Non-interest expense increased $829,000, or 16.7%, to $5.8 million for the six months ended June 30, 2023 compared to $5.0 million for the six months ended June 30, 2022. The increase was primarily due to customary raises and increased cost of employee benefits expense of $601,000, or 17.8%, to $3.9 million for the six months ended June 30, 2023 compared to $3.4 million for the six months ended June 30, 2022.

Income Tax Expense. We recognized income tax expense of $633,000 and $615,000 for the six months ended June 30, 2023 and 2022, respectively, resulting in effective rates of 23.7% and 20.9%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At June 30, 2023 and December 31, 2022, we had a $124.8 million and $96.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $35.0 million and $25.0 million outstanding as of those dates, respectively. In addition, at June 30, 2023, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at June 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.9 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $4.7 million and $69.1 million for the six months ended June 30, 2023 and 2022, respectively. Net cash (used for) provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was ($8.7 million) and $28.9 million for the six months ended June 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position as well as uninsured deposits on a regular basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2023, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs for the Year	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 203 through April 30, 2023	—	$—	—	525,845
May 1, 2023 through May 31, 2023	—	—	—	525,845
June 1, 2023 through June 30, 2023	233	10.50	233	525,612
Total	233	$10.50	233	525,612

(1) On October 18, 2022, the Board of Directors announced a repurchase program under which the Company may repurchase up to 550,000 shares of the Company's common stock. The repurchase program has no expiration date.

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended June 30, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: August 14, 2023	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2023	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer