Form 10-Q
period 2023-09-30
Cullman Bancorp, Inc. /MD/
filed 2023-11-14
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,256,661 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of November 14, 2023.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2023 and December 31, 2022

(All amounts in thousands, except share and per share data)

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Interest bearing cash and cash equivalents	$123	$434
Non-interest bearing cash and cash equivalents	3,578	5,986
Federal funds sold	19,100	30,225
Total cash and cash equivalents	22,801	36,645
Securities available for sale	27,325	29,796
Equity securities	—	479
Loans, net of allowance of $3,004 and $2,841 respectively	338,111	329,943
Premises and equipment, net	11,998	10,851
Foreclosed real estate	—	50
Accrued interest receivable	1,133	1,162
Restricted equity securities	2,770	2,033
Bank owned life insurance	9,168	8,964
Deferred tax asset, net	2,677	2,194
Other assets	1,332	1,112
Total assets	$417,315	$423,229

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$13,123	$16,281
Interest bearing	261,078	276,668
Total deposits	274,201	292,949

Federal Home Loan Bank advances	35,000	25,000
Accrued interest payable	235	155
Other liabilities	6,669	4,943
Total liabilities	316,105	323,047

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,286,651 shares and 7,394,615 shares outstanding at September 30, 2023 and December 31, 2022 respectively	73	74
Additional paid-in capital	49,492	50,161
Retained earnings	58,514	56,561
Accumulated other comprehensive loss	(3,924)	(3,558)
Unearned ESOP shares, at cost	(2,945)	(3,056)
Total shareholders' equity	101,210	100,182
Total liabilities and shareholders' equity	$417,315	$423,229

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (Unaudited)

Three and nine months ended September 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$4,460	$3,892	$12,814	$11,110
Non taxable securities	6	8	22	24
Securities	226	246	699	564
FHLB dividends	30	2	68	17
Federal funds sold and other	329	95	864	187
Total interest income	5,051	4,243	14,467	11,902
Interest expense:
Deposits	799	254	1,931	688
Federal Home Loan Bank advances and other borrowings	381	27	1,041	48
Total interest expense	1,180	281	2,972	736
Net interest income	3,871	3,962	11,495	11,166
Provision for credit losses on loans	(108)	120	(85)	275
Provision for unfunded commitments	108	—	132	—
Net interest income after provision for loan losses	3,871	3,842	11,448	10,891
Noninterest income:
Service charges on deposit accounts	285	272	825	753
Income on bank owned life insurance	71	67	204	160
Gain on sales of mortgage loans	—	24	15	86
Net gain on sale of foreclosed real estate	—	—	—	46
Gain on prepayment of Federal Home Loan Bank advances	—	—	127	91
Other	34	39	113	120
Total noninterest income	390	402	1,284	1,256
Noninterest expense:
Salaries and employee benefits	1,955	2,007	5,926	5,377
Occupancy and equipment	242	242	742	668
Data processing	261	221	730	632
Professional and supervisory fees	196	206	616	558
Office expense	46	52	123	150
Advertising	35	79	84	143
FDIC deposit insurance	40	21	122	55
Loss on prepayment of Federal Home Loan Bank advances	—	—	—	4
Other	109	132	336	339
Total noninterest expense	2,884	2,960	8,679	7,926
Income before income taxes	1,377	1,284	4,053	4,221
Income tax expense	297	358	930	973
Net income	$1,080	$926	$3,123	$3,248
Earnings per share:
Basic	$0.15	$0.13	$0.44	$0.46
Dilutive	$0.15	$0.13	$0.44	$0.45

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Loss) (Unaudited)

Three and nine months ended September 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$1,080	$926	$3,123	$3,248

Other comprehensive income, net of tax
Unrealized loss on securities available for sale	(1,120)	(1,617)	(737)	(5,190)
Less income tax effect	281	340	371	1,090
Other comprehensive loss	(839)	(1,277)	(366)	(4,100)

Comprehensive income (loss)	$241	$(351)	$2,757	$(852)

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three and nine months ended September 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at July 1, 2023	7,382,539	$74	$50,302	$57,434	$(3,085)	$(2,982)	$101,743
Net income	—	—	—	1,080	—	—	1,080
Other comprehensive loss	—	—	—	—	(839)	—	(839)
Share repurchases	(95,888)	(1)	(1,042)	—	—	—	(1,043)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	232	—	—	—	232
Balance at September 30, 2023	7,286,651	$73	$49,492	$58,514	$(3,924)	$(2,945)	$101,210

Balance at January 1, 2023	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182
Net income	—	—	—	3,123	—	—	3,123
CECL implementations	—	—	—	(284)	—	—	(284)
Other comprehensive loss	—	—	—	—	(366)	—	(366)
Share repurchases	(107,964)	(1)	(1,179)	—	—	—	(1,180)
ESOP shares earned	—	—	—	—	—	111	111
Dividend paid	—	—	—	(886)	—	—	(886)
Stock-based compensation expense	—	—	510	—	—	—	510
Balance at September 30, 2023	7,286,651	$73	$49,492	$58,514	$(3,924)	$(2,945)	$101,210

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at July 1, 2022	7,405,893	$74	$49,952	$54,700	$(2,546)	$(3,484)	$98,696
Net income	—	—	—	926	—	—	926
Other comprehensive loss	—	—	—	—	(1,277)	—	(1,277)
ESOP shares earned	—	—	—	—	—	37	37
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at September 30, 2022	7,405,893	$74	$50,091	$55,626	$(3,823)	$(3,447)	$98,521

Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net income	—	—	—	3,248	—	—	3,248
Other comprehensive loss	—	—	—	—	(4,100)	—	(4,100)
ESOP shares earned	—	—	—	—	—	111	111
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	417	—	—	—	417
Balance at September 30, 2022	7,405,893	$74	$50,091	$55,626	$(3,823)	$(3,447)	$98,521

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Cash flows from operating activities
Net income	$3,123	$3,248
Adjustment to reconcile net income to net cash provided from operating activities:
Provision for loan losses	47	275
Depreciation, amortization and accretion, net	350	301
Deferred income taxes	(18)	111
Net gains from sales and impairment of foreclosed real estate	—	(46)
Net gain on extinguishment of debt	(127)	(87)
Gain from change in fair value of equity securities	(18)	(3)
Losses on disposals of fixed assets	12	—
Gains on sales of repossessions	(4)	—
Income on bank owned life insurance	(204)	(160)
Gains on sale of mortgage loans	(15)	(86)
Mortgage loans originated for sale	(454)	(3,261)
Proceeds from sale of mortgage loans	469	3,347
ESOP Compensation expense	111	111
Stock based compensation expense	510	417
Net change in operating assets and liabilities
(Increase)/decrease in Accrued interest receivable	29	(279)
Increase/(decrease) in Accrued interest payable	80	(25)
(Increase)/decrease in other assets	(230)	13
Decrease in other liabilities	1,726	1,380
Net cash provided by operating activities	5,387	5,256
Cash flows from investing activities
Net purchases of premises and equipment	(1,542)	(993)
Purchases of securities- available for sale	—	(13,077)
Redemptions (purchases) of securities- equity	497	(1,000)
Purchases of restricted equity securities	(737)	—
Proceeds from maturities, prepayments and calls of securities	1,768	2,429
Proceeds from sales of foreclosed real estate	64	453
Redemption of restricted equity securities	—	120
Purchase of bank owned life insurance	—	(3,000)
Loan originations and payments, net	(8,594)	(73,805)
Net cash used in investing activities	(8,544)	(88,873)
Cash flows from financing activities
Net (decrease)/increase in deposits	(18,748)	54,730
Proceeds from Federal Home Loan Bank advances	25,000	15,000
Repayment of Federal Home Loan Bank advances	(14,873)	(18,413)
Cash payment of dividends	(886)	(889)
Payments from share repurchases	(1,180)	—
Net cash (used for)/provided by financing activities	(10,687)	50,428
Net change in cash and cash equivalents	(13,844)	(33,189)
Cash and cash equivalents at the beginning of period	36,645	61,938
Cash and cash equivalents at end of the period	$22,801	$28,749
Supplemental cash flow information
Interest expense	$2,892	$761
Income taxes paid	804	513
Supplemental noncash disclosures
Day 1 impact of adoption of Current Expected Credit Losses methodology	(379)	—

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses- Loans: The allowance for credit losses (ACL) is a valuation account that is deducted from (or added to) the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. The Company has identified the following portfolio segments:

• One-to-four family

• Multi-family

• Commercial real estate

• Construction

• Commercial

• Home equity loans and line of credit

• Consumer loans

The Company uses call code and loan level information in a probability of default/loss given default model. The model incorporates life-of-loan requirements and considers assumptions that effect the contractual life. There is one set of financial models for all interest rate risk, liquidity risk and credit risk modeling, in addition to loan origination and pricing process.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the unfunded commitments provision. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at September 30, 2023 and December 31, 2022 were as follows:

September 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,989	$—	$(900)	$5,089
Municipal – taxable	14,315	—	(3,286)	11,029
Municipal – tax exempt	945	—	(83)	862
Residential mortgage-backed	9,854	—	(906)	8,948
Commercial mortgage-backed	990	—	(24)	966
SBA(1) guaranteed debenture	472	—	(41)	431
Total	$32,565	$—	$(5,240)	$27,325

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,987	$—	$(734)	$5,253
Municipal – taxable	14,421	14	(2,924)	11,511
Municipal – tax exempt	1,365	—	(50)	1,315
Residential mortgage-backed	10,871	—	(729)	10,142
Commercial mortgage-backed	983	—	(23)	960
SBA guaranteed debenture	672	—	(57)	615
Total	$34,299	$14	$(4,517)	$29,796

(1) Small Business Administration

The Company’s mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from calls of securities are listed below:

	For the Nine Months Ended September 30,
	2023	2022
Proceeds	$75	$90
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities in the nine months ended September 30, 2023 and 2022.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250	$248
Due after one to five years	3,916	3,802
Due after five to ten years	4,074	3,412
Due after ten years	13,009	9,518
Residential mortgage-backed	9,854	8,948
Commercial mortgage-backed	990	966
SBA guaranteed debenture	472	431
Total	$32,565	$27,325

Carrying amounts of securities pledged to secure public deposits as of September 30, 2023 and December 31, 2022 were $19,155 and $26,666, respectively. At September 30, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Securities with unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$—	$—	$5,089	$(900)	$5,089	$(900)
Municipal – taxable	681	(15)	10,348	(3,271)	11,029	(3,286)
Municipal – tax exempt	248	(2)	614	(81)	862	(83)
Residential mortgage-backed	—	—	8,948	(906)	8,948	(906)
Commercial mortgage-backed	—	—	966	(24)	966	(24)
SBA guaranteed debenture	—	—	431	(41)	431	(41)
Total temporarily impaired	$929	$(17)	$26,396	$(5,223)	$27,325	$(5,240)

	Less than 12 months		12 months or more		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$2,978	$(9)	$2,275	$(725)	$5,253	$(734)
Municipal – taxable	4,404	(815)	6,318	(2,109)	10,722	(2,924)
Municipal – tax exempt	1,065	(50)	—	—	1,065	(50)
Residential mortgage-backed	9,789	(661)	353	(68)	10,142	(729)
Commercial mortgage-backed	960	(23)	—	—	960	(23)
SBA guaranteed debenture	—	—	615	(57)	615	(57)
Total temporarily impaired	$19,196	$(1,558)	$9,561	$(2,959)	$28,757	$(4,517)

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

At September 30, 2023, the Company did not identify any securities that violate the credit loss triggers; therefore, no analysis was performed and no credit loss was recognized on any of the securities available-for-sale. Additionally, accrued interest receivable is excluded from the estimate of credit losses for securities available-for-sale and was reported in other assets on the accompanying consolidated balance sheet.

All of the securities have unrealized losses at September 30, 2023. None of the unrealized losses for these securities have been recognized into net income for the period ended September 30, 2023 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There was one equity security with a readily determinable fair value amount of $479 as of December 31, 2022. We had redemptions of $0 and $497 for the three and nine months ended September 30, 2023. Net gains of $0 and $18 were recognized for the three and nine months ended September 30, 2023 respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)
NOTE 3 – LOANS

Loans at September 30, 2023 and December 31, 2022 were as follows:

	2023	2022

Real Estate Loans:
One-to-four family	$178,970	$172,157
Multi-family	3,512	3,668
Commercial	100,247	95,989
Construction	20,896	18,466
Total real estate loans	303,625	290,280
Commercial loans	27,264	32,156
Consumer loans:
Home equity loans and lines of credit	6,372	6,656
Other consumer	3,863	3,702
Total consumer loans	10,235	10,358
Total loans	341,124	332,794
Net deferred loans fees	(9)	(10)
Allowance for loan losses	(3,004)	(2,841)
Loans, net	$338,111	$329,943

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the activity in the allowance for loan losses for the periods ending September 30, 2023, and the allowance for loan losses for the period ending September 30, 2022. On January 1, 2023, the Company adopted ASC 326. Refer to Note 1 for further details. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
Three Months Ended September 30, 2023	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2023	$1,854	$17	$713	$113	$143	$272	$3,112
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	12	(8)	(122)	12	1	(3)	(108)
Total ending balance September 30, 2023	$1,866	$9	$591	$125	$144	$269	$3,004
Nine Months Ended September 30, 2023
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adopting ASC 326	117	1	130	(21)	(75)	94	246
Charge offs	—	—	—	—	—	(11)	(11)
Recoveries	—	—	—	13	—	—	13
Provisions	39	(9)	(193)	(12)	15	75	(85)
Total ending balance September 30, 2023	$1,866	$9	$591	$125	$144	$269	$3,004

	Real Estate
Three Months Ended September 30, 2022	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance July 1, 2022	$1,504	$14	$592	$142	$211	$99	$2,562
Charge offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions	43	3	20	52	3	(1)	120
Total ending balance September 30, 2022	$1,547	$17	$612	$194	$214	$98	$2,682
Nine Months Ended September 30, 2022
Beginning balance January 1, 2022	$1,355	$19	$712	$109	$145	$66	$2,406
Charge offs	—	—	—	(5)	—	—	(5)
Recoveries	6	—	—	—	—	—	6
Provisions	186	(2)	(100)	90	69	32	275
Total ending balance September 30, 2022	$1,547	$17	$612	$194	$214	$98	$2,682

For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The following table presents the amortized cost of collateral-dependent loans by class of loans as September 30, 2023.

September 30, 2023
Real estate loans:
One-to-four family	$481
Multi-family	—
Commercial	4,168
Commercial	—
Consumer	—
Total	$4,649

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

Loans:
Loans individually evaluated for impairment	$9	$-	$2,463	$-	$-	$-	$2,472
Loans collectively evaluated for impairment	172,148	3,668	93,526	18,466	32,156	10,358	330,322
Total ending loans balance December 31, 2022	$172,157	$3,668	$95,989	$18,466	$32,156	$10,358	$332,794

The following tables present loans individually evaluated for impairment by portfolio class at December 31, 2022 and the respective average balances of impaired loans and interest income recognized for the three and nine months ended September 30, 2022:

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

There were no loans individually evaluated for impairment with recorded allowance for the three and nine months ended September 30, 2023 and 2022. The difference between interest income recognized and cash basis interest income recognized was not material.

The following tables present the aging of the recorded investment in past due loans at September 30, 2023 and December 31, 2022 by portfolio class of loans:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$—	$472	$148	$620	$178,350	$178,970
Multi-family	—	—	—	—	3,512	3,512
Commercial	678	—	—	678	99,569	100,247
Construction	—	—	—	—	20,896	20,896
Total real estate loans	678	472	148	1,298	302,327	303,625
Commercial	87	—	—	87	27,177	27,264
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	6,372	6,372
Other consumer loans	30	3	—	33	3,830	3,863
Total	$795	$475	$148	$1,418	$339,706	$341,124

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

A loan past due 90 days or more need not automatically be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one-to-four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more and were accruing interest as of September 30, 2023 due to the fact that they were well secured and in the process of collection. Not all nonaccrual loans, including loans over 89 past due and still accruing, have an individually evaluated ACL.

The following tables present the recorded investment in nonaccrual loans by class of loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Nonaccrual with No ACL	Total Nonaccrual	Loans Past Due 90 Days or More Still Accruing
Real estate loans:
One-to-four family	$6	$6	$148
Commercial real estate	—	—	—
Construction	—	—	—
Total real estate loans	6	6	148
Commercial loans:	—	—	—
Consumer loans:
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total	$6	$6	$148

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of these modifications efforts. During the three and nine months ended September 30, 2023, the Company had no modified loans to borrowers experiencing financial difficulty.

Troubled Debt Restructurings (TDR):

The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022 or for the three and nine months ended September 30, 2023.

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

There were no loan restructurings for which there was a payment default within twelve months of the modification during the nine months ended September 30, 2023 or the year ended December 31, 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

At September 30, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

One-to-four family
Risk rating
Pass	$22,711	$61,224	$30,919	$17,764	$6,675	$39,291	$—	$178,584
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	386	—	386
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$22,711	$61,224	$30,919	$17,764	$6,675	$39,677		$178,970
Multi-family
Risk rating
Pass	$—	$756	$910	$1,294	$—	$552	$—	$3,512
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family.	$—	$756	$910	$1,294	$—	$552	$—	$3,512
Commercial real estate
Risk rating
Pass	$11,996	$35,150	$11,471	$11,605	$2,033	$20,465	$3,359	$96,079
Special mention	—	—	—	—	—	—	—	—
Substandard	—	1,705	—	—	2,463	—	—	4,168
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$11,996	$36,855	$11,471	$11,605	$4,496	$20,465	$3,359	$100,247
Construction
Risk rating
Pass	$5,971	$13,606	$1,319	$—	$—	$—	$—	$20,896
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$5,971	$13,606	$1,319	$—	$—	$—	$—	$20,896
Commercial
Risk rating
Pass	$4,444	$7,790	$2,060	$714	$64	$4,335	$7,857	$27,264
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$4,444	$7,790	$2,060	$714	$64	$4,335	$7,857	$27,264

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Term Loans by Origination Year
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,372	$6,372
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$6,372	$6,372
Consumer
Risk rating
Pass	$1,988	$1,194	$463	$185	$—	$33	$—	$3,863
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$1,988	$1,194	$463	$185	$—	$33	$—	$3,863

Total Loans	$47,110	$121,425	$47,142	$31,562	$11,235	$65,062	$17,588	$341,124

December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total

Real estate loans:
One-to-four family	$170,397	$1,452	$308	$—	$172,157
Multi-family	3,668	—	—	—	3,668
Commercial	91,749	1,751	2,489	—	95,989
Construction	18,466	—	—	—	18,466
Total real estate loans	284,280	3,203	2,797	—	290,280
Commercial	32,115	—	41	—	32,156
Consumer loans:
Home equity loans and lines of credit	6,656	—	—	—	6,656
Other consumer loans	3,702	—	—	—	3,702
Total	$326,753	$3,203	$2,838	$—	$332,794

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2023 and December 31, 2022 were as follows:

	2023	2022
Land	$1,924	$1,924
Buildings and improvements	17,178	15,668
Furniture, fixtures and equipment	2,555	2,623
	21,657	20,215
Less: Accumulated depreciation	(9,659)	(9,364)
	$11,998	$10,851

Depreciation expense for the three and nine months ended September 30, 2023 was $128 and $384, respectively. Depreciation expense for the three and nine months ended September 30, 2022 was $132 and $358 respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at September 30, 2023 and December 31, 2022 were $33,800 and $32,614, respectively. Scheduled maturities of time deposits at September 30, 2023 for the next five years were as follows:

2023	$16,904
2024	49,807
2025	15,548
2026	2,293
2027	1,441
Thereafter	613

At September 30, 2023 and 2022, overdraft demand and savings deposits reclassified to loans totaled $40 and $69, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At September 30, 2023 and December 31, 2022, advances from the Federal Home Loan Bank were as follows:

	2023	2022
Maturities October 2025 through March 2028, fixed rate at rates from 4.12% to 4.61%, averaging 4.26%	$35,000	$—
Maturities September 2024 through October 2027, fixed rate at rates from 4.23% to 4.61%, averaging 4.26%	—	25,000
Total	$35,000	$25,000

During the nine months ended September 30, 2023, the Company restructured $15,000 of outstanding advances, recognizing a net gain of $127. The average rate of 4.26% was a blended rate at September 30, 2023. During the nine months ended September 30, 2022, the Company paid $18,500 of outstanding advances, recognizing a net gain of $87.

Each advance in the table above is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $82,490 and $83,008 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at September 30, 2023 and December 31, 2022, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow additional funds of $89,909 at September 30, 2023.

Payments over the next five years are as follows:

2023	$—
2024	—
2025	5,000
2026	10,000
2027	10,000
Thereafter	10,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at September 30, 2023 and December 31, 2022. There were no amounts outstanding as of September 30, 2023 or December 31, 2022.

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

The ESOP compensation expense for the three months ended September 30, 2023 and 2022 was $63 and $105, respectively. The ESOP compensation expense for the nine months ended September 30, 2023 and 2022 was $214 and $225, respectively. At September 30, 2023, there were 295,938 shares not yet released, having an aggregate market value based of $3,107 based on close price of $10.50.

NOTE 8 – STOCK BASED COMPENSATION

In May 2020, the stockholders approved the Cullman Bancorp, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”) for employees and directors of the Company. The Equity Incentive Plan authorizes the issuance of up to 200,000 shares of the Company’s common stock, with no more than 80,000 of shares as restricted stock awards and 120,000 as stock options, either incentive stock options or non-qualified stock options. The amounts have been subsequently converted at the exchange ratio of 2.8409-to-one for the mutual-to-stock conversion, rounding down for fractional shares. The exercise price of options granted under the 2020 Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. The Compensation Committee of the Board of Directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

In May 2023, the stockholders approved the Cullman Bancorp, Inc. 2023 Equity Incentive Plan (the "2023 Equity Incentive Plan") for employees and directors of the Company. The 2023 Equity Incentive Plan authorizes the issuance of up to 620,548 shares of the Company's common stock, with no more than 177,299 of shares as restricted stock awards and 443,249 as stock options, either incentive stock options or non-qualified stock options. The exercise price of the options granted under the 2023 Equity Incentive Plan may not be less than the fair market value on the date the stock options is granted. The Compensation Committee of the Board of Directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

As of September 30, 2023, there were no shares available for future grants under either plan.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding 1/1/23	340,903	$9.86	6.88
Granted	443,249	10.54	9.75
Exercised	—	—
Forfeited	—	—
Outstanding 9/30/23	784,152	$10.24	8.50
Vested or expected to vest	784,152	$10.24	8.50	$204
Exercisable at period end	204,531			$53

(1) Based on close price of $10.50 as of September 30, 2023. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were 68,177 options that vested during the nine months ended September 30, 2023. Stock based compensation expense for stock options for the three and nine months ended September 30, 2023 and 2022 was $27 and $81, respectively in relation to the 340,903 options. Unrecognized compensation cost related to nonvested stock options at September 30, 2023 was $207 and is expected to be recognized over 1.83 years related to the 2020 Equity Plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (Continued)

In relation to the 2023 Equity Incentive Plan, there were no options vested as of September 30, 2023. Stock based compensation expense for the stock options for the three and nine months ended September 30, 2023 were both $30. Unrecognized compensation cost related to nonvested stock options at September 30, 2023 was $564 and is expected to be recognized over 4.75 years.

A summary of changes in the Company's nonvested shares for the nine months ended September 30, 2023 follows:

	2023	Weighted Average Grant-Date Fair Value
Balance – January 1, 2023	136,356	$9.86
Granted	177,299	10.70
Vested	(45,455)	9.86
Balance –September 30, 2023	268,200	$10.42

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Converted Shares	Vesting Period (years)	Converted Fair Value
August 2020	80,000	227,266	5	$9.86
August 2023	177,299	177,299	5	10.70

For the three and nine months ended September 30, 2023, stock-based compensation expense for restricted stock included in non-interest expense was $112 and $336, respectively. Unrecognized compensation expense for nonvested restricted stock awards was $859 as of September 30, 2023 and is expected to be recognized over 1.83 years related to the 2020 Equity Plan.

For both the three and nine months ended September 30, 2023, stock-based compensation expense for restricted stock included in non-interest expense was $63. Unrecognized compensation expense for nonvested restricted stock awards was $1,834 as of September 30, 2023 and is expected to be recognized over 4.83 years related to the 2023 Equity Plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2023, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The community bank leverage ratio framework (CBLR framework), provides qualifying community banking organizations an optional, simplified measure to determine capital adequacy. The Bank made the election to be subject to the CBLR framework as of December 31, 2020.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (Continued)

An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of September 30, 2023 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts for the Bank and ratios at September 30, 2023 and December 31, 2022 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
September 30, 2023
Tier 1 (Core) Capital to average total assets	$78,848	18.64%	$38,062	9.00%
December 31, 2022
Tier 1 (Core) Capital to average total assets	$75,221	17.75%	$38,137	9.00%

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Securities available for sale
U.S. Government sponsored agencies	$—	$5,089	$—
Municipal – taxable	—	11,029	—
Municipal – taxable exempt	—	862	—
Residential mortgage-backed	—	8,948	—
Commercial mortgage-backed		966
SBA guaranteed debenture	—	431	—
Total investment securities available for sale	$—	$27,325	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Securities available for sale
U.S. Government sponsored agencies	$—	$5,253	$—
Municipal – taxable	—	11,511	—
Municipal – taxable exempt	—	1,315	—
Residential mortgage-backed	—	10,142	—
Commercial mortgage-backed	—	960	—
SBA guaranteed debenture	—	615	—
Total investment securities available for sale	$—	$29,796	$—

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023:

	Equity Securities
	2023	2022

Beginning Balance of recurring Level 3 assets	$479	$—
Purchases	—	1,000
Redemption	(497)
Unrealized gain	18	3
Ending Balance of recurring Level 3 assets	$—	$1,003

There were no transfers between levels during the nine months ended September 30, 2023 and 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2023	December 31, 2022
Impaired loans:
RE loans:
One-to four family	$6	$9
Commercial	—	73
Foreclosed real estate:
One-to four family	$—	$50

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. For Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022, appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15% to 20% were used. This is for the period ended September 30, 2023 and December 31, 2022.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at September 30, 2023 and December 31, 2022 are summarized below:

		Fair Value Measurements at September 30, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$22,801	$22,801	$—	$—	$22,801
Securities available for sale	27,325	—	27,325	—	27,325
Loan, net	338,111	—	—	325,988	325,988
Accrued interest receivable	1,133	—	153	980	1,133
Restricted equity securities	2,770	N/A	N/A	N/A	N/A

Financial liabilities:
Deposits	$274,201	$187,595	$84,224	$—	271,819
Federal Home Loan Bank advances	35,000	—	35,869	—	35,869
Accrued interest payable	235	8	227	—	235

		Fair Value Measurements at December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,645	$36,645	$—	$—	$36,645
Securities available for sale	29,796	—	29,796	—	29,796
Loan, net	329,943	—	—	320,687	320,687
Accrued interest receivable	1,162	—	219	943	1,162
Restricted equity securities	2,033	—	—	—	N/A

Financial liabilities:
Deposits	$292,949	$213,499	$76,306	$—	289,805
Federal Home Loan Bank advances	25,000	—	25,102	—	25,102
Accrued interest payable	155	5	150	—	155

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) per share
Net Income	$1,080	$926	$3,123	$3,248
Less: Distributed earning allocated to participating securities		—	—	—
Plus (Less): Loss (Earnings) allocated to participating securities	(17)	(1)	(39)	(50)
Net earnings allocated to common stock	1,063	925	3,084	3,198
Weighted common shares outstanding including participating securities	7,354,166	7,405,893	7,373,666	7,405,893
Less: Participating securities	(114,877)	(103,629)	(129,170)	(155,655)
Less: Average unearned ESOP shares	(299,603)	(352,079)	(299,562)	(234,206)
Weighted average shares	6,939,686	6,950,185	6,944,934	7,016,032
Basic earnings (loss) per share	$0.15	$0.13	$0.44	$0.46
Diluted
Net earnings allocated to common stock	1,063	925	3,084	3,198
Weighted average shares	6,939,686	6,950,185	6,944,934	7,016,032
Add: dilutive effects of assumed exercises of stock options	52,682	64,366	45,015	51,804
Average shares and dilutive potential common shares	6,992,368	7,014,551	6,989,949	7,067,836
Diluted earnings (loss) per share	$0.15	$0.13	$0.44	$0.45

Stock options for shares of common stock of 443,249 and 340,903 were not considered in computing diluted earnings per share for 2023 and 2022, respectively because they were antidilutive.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total assets decreased $5.9 million, or 1.4%, to $417.3 million at September 30, 2023 from $423.2 million at December 31, 2022. The decrease was due to a decrease in federal funds due to a decrease in deposits.

Cash and cash equivalents decreased $13.8 million, or 37.8%, to $22.8 million at September 30, 2023 from $36.6 million at December 31, 2022. The decrease was due to the decrease in deposits as well as us using cash to fund loan growth.

Gross loans held for investment increased $8.3 million, or 2.5%, to $341.1 million at September 30, 2023 from $332.8 million at December 31, 2022. The increase was primarily due to an increase in one-to-four family loans, which increased $6.8 million, or 4.0%, to $179.0 million at September 30, 2023 from $172.2 million at December 31, 2022. The increase was also due to an increase in commercial real estate loans, which increased $4.2 million, or 4.4% to $100.2 million at September 30, 2023 from $96.0 million at December 31, 2022.

Securities available for sale decreased $2.5 million or 8.3%, to $27.3 million at September 30, 2023 from $29.8 million at December 31, 2022. The decrease was caused by the increase in the unrealized loss as well as paydowns received.

Total deposits decreased $18.7 million, or 6.4%, to $274.2 million at September 30, 2023 from $292.9 million at December 31, 2022. We experienced decreases in regular savings and other deposits of $16.9 million, or 21.2%, to $62.7 million at September 30, 2023 from $79.6 million at December 31, 2022, This decrease was due to public funds using deposits for construction projects. Interest-bearing demand deposits decreased $5.2 million, or 4.6%, to $109.7 million at September 30, 2023 from $114.9 million at December 31, 2022. Noninterest bearing demand deposits decreased $3.2 million or 19.4% to $13.1 million at September 30, 2023 from $16.3 million at December 31, 2022. The decrease was also a result of customers moving funds into time deposits to take advantage of higher interest rates. Time deposits increased $7.1 million, or 9.0%, to $86.6 million at September 30, 2023 from $79.5 million at December 31, 2022.

Borrowings increased $10.0 million, or 40.0%, to $35.0 million of borrowings at September 30, 2023, from $25.0 million at December 31, 2022. We restructured our borrowings during the year to extend our liability duration and recognized a gain of $127,000. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Stockholders’ equity increased $1.0 million, or 1.0%, to $101.2 million at September 30, 2023 from $100.2 million at December 31, 2022. The increase was mainly due to the increase in retained earnings of $2.0 million for the nine months ended September 30, 2023. Stockholders' equity (book value) per share at September 30, 2023 was $13.89.

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

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$339,415	$4,460	5.26%	$319,258	$3,892	4.88%
Securities	28,741	232	3.23%	29,329	254	3.46%
Federal Home Loan Bank and Federal Reserve stock	2,596	54	8.32%	270	2	2.96%
Federal funds sold	22,938	305	5.32%	17,288	95	2.20%
Total interest-earning assets	393,690	5,051	5.13%	366,145	4,243	4.64%
Noninterest-earning assets	26,141			23,501
Total assets	$419,831			$389,646

Interest-bearing liabilities:
Interest-bearing demand deposits	$108,373	163	0.60%	$104,077	32	0.12%
Regular savings and other deposits	66,844	78	0.47%	82,632	66	0.32%
Money market deposits	2,223	3	0.54%	3,297	1	0.12%
Certificates of deposit	85,464	555	2.60%	75,839	155	0.82%
Total interest-bearing deposits	262,904	799	1.22%	265,845	254	0.38%
Federal Home Loan Bank advances and other borrowings	35,000	381	4.35%	2,500	27	4.32%
Total interest-bearing liabilities	297,904	1,180	1.58%	268,345	281	0.42%
Noninterest-bearing demand deposits	12,506			15,617
Other noninterest-bearing liabilities	8,290			7,163
Total liabilities	318,700			291,125
Total shareholders’ equity	101,131			98,521
Total liabilities and shareholders’ equity	$419,831			$389,646
Net interest income		$3,871			$3,962
Net interest rate spread (2)			3.55%			4.22%
Net interest-earning assets (3)	$95,786			$97,800
Net interest margin (4)			3.93%			4.33%
Average interest-earning assets to interest-bearing liabilities	1.32x			1.36x

(1)
Annualized.
(2)
Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)
Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$337,387	$12,814	5.06%	$289,876	$11,110	5.11%
Securities	29,607	721	3.25%	26,787	588	2.93%
Federal Home Loan Bank and Federal Reserve stock	2,398	92	5.12%	255	17	8.89%
Federal funds sold	22,776	840	4.92%	33,858	187	0.74%
Total interest-earning assets	392,168	14,467	4.92%	350,776	11,902	4.52%
Noninterest-earning assets	25,240			21,454
Total assets	$417,408			$372,230

Interest-bearing liabilities:
Interest-bearing demand deposits	$106,381	327	0.41%	$95,882	84	0.12%
Regular savings and other deposits	71,280	252	0.47%	73,132	126	0.23%
Money market deposits	2,523	7	0.37%	4,102	5	0.16%
Certificates of deposit	83,011	1,345	2.16%	76,696	473	0.82%
Total interest-bearing deposits	263,195	1,931	0.98%	249,812	688	0.37%
Federal Home Loan Bank advances and other borrowings	32,070	1,041	4.33%	2,194	48	2.92%
Total interest-bearing liabilities	295,265	2,972	1.34%	252,006	736	0.39%
Noninterest-bearing demand deposits	14,440			14,722
Other noninterest-bearing liabilities	6,826			6,418
Total liabilities	316,531			273,146
Total shareholders’ equity	100,877			99,084
Total liabilities and shareholders’ equity	$417,408			$372,230
Net interest income		$11,495			$11,166
Net interest rate spread (2)			3.58%			4.13%
Net interest-earning assets (3)	$96,903			$98,770
Net interest margin (4)			3.91%			4.24%
Average interest-earning assets to interest-bearing liabilities	1.33x			1.39x

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

The following tables present the effects of changing rates and volumes on our net interest income for the three and nine months ended September 30, 2023 and 2022. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	For the Three Months ended September 30, 2023 vs. 2022

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$1,060	$(492)	$568
Securities	(19)	(3)	(22)
Federal Home Loan Bank stock	194	(142)	52
Federal funds sold	301	(91)	210
Total interest-earning assets	1,536	(728)	808

Interest-bearing liabilities:
Interest-bearing demand deposits	146	(15)	131
Regular savings and other deposits	(74)	86	12
Money market deposits	(6)	8	2
Certificates of deposit	250	150	400
Total interest-bearing deposits	316	229	545
Federal Home Loan Bank advances	1,414	(1,060)	354
Total interest bearing liabilities	1,730	(831)	899

Change in net interest income	$(194)	$103	$(91)

	For the Nine Months ended September 30, 2023 vs. 2022

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$2,429	$(725)	$1,704
Securities	83	50	133
Federal Home Loan Bank stock	191	(116)	75
Federal funds sold	(82)	735	653
Total interest-earning assets	2,621	(56)	2,565

Interest-bearing liabilities:
Interest-bearing demand deposits	150	93	243
Regular savings and other deposits	(4)	130	126
Money market deposits	(3)	5	2
Certificates of deposit	52	820	872
Total interest-bearing deposits	195	1,048	1,243
Federal Home Loan Bank advances	869	124	993
Total interest bearing liabilities	1,064	1,172	2,236

Change in net interest income	$1,557	$(1,228)	$329

Comparison of Operating Results for the three months ended September 30, 2023 and 2022

General. Net income was $1.1 million for the three months ended September 30, 2023, compared to $926,000 for the three months ended September 30, 2022. There was an increase in net income primarily due to an increase in interest income resulting from an increase in loans.

Interest Income. Interest income increased $808,000, or 19.0%, to $5.1 million for three months ended September 30, 2023 from $4.2 million for the three months ended September 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $568,000, or 14.6%, to $4.5 million for the three months ended September 30, 2023 from $3.9 million for the three months ended September 30, 2022. Our average balance of loans increased $20.2 million, or 6.3% for the three months ended September 30, 2023, to $339.4 million for three months ended September 30, 2023 from $319.3 million for the three months ended September 30, 2022. The increase is due to our decision to retain longer-term, fixed-rate loans instead of selling them, as well as the continued growth of commercial lending. Our weighted average yield on loans increased 38 basis points to 5.26% for the three months ended September 30, 2023 compared to 4.88% for the three months ended September 30, 2022. The increase was a reflection of the current rate environment.

Interest Expense. Interest expense increased $899,000, or 319.9% to $1.2 million for the three months ended September 30, 2023 compared to $281,000 for the three months ended September 30, 2022. The increase was due to an increase in borrowing balances as well as an increase in deposit expense due to the rising rate environment.

Interest expense on deposits increased $545,000, or 214.6%, to $799,000 for the three months ended September 30, 2023 compared to $254,000 for the three months ended September 30, 2022. The increase was due primarily to a increase in interest expense on certificates of deposit. Interest expense on certificates of deposit increased $400,000, or 258.1%, to $555,000 for the three months ended September 30, 2023, compared to $155,000 for the three months ended September 30, 2022. We experienced increases in both the average balance of certificates of deposit ($9.6 million, or 12.7%) for the three months ended September 30, 2023 from 2022, and rates paid on certificates of deposit (178 basis points, to 2.6%) for the three months ended September 30, 2023 from 2022.

Due to obtaining additional advances, interest expense on borrowings increased $354,000 to $381,000 for the three months ended September 30, 2023 compared to $27,000 for the three months ended September 30, 2022. The average balance of borrowings increased $32.5 million to $35.0 million compared to a $2.5 million average balance for the three months ended September 30, 2022.

Net Interest Income. Net interest income decreased $91,000, or 2.3%, to $3.9 million for the three months ended September 30, 2023 from $4.0 million for the three months ended September 30, 2022. Our interest rate spread decreased to 3.55% for the three months ended September 30, 2023, compared to 4.22% for the three months ended September 30, 2022, while our interest margin decreased to 3.93% for the three months ended September 30, 2023 compared to 4.33% for the three months ended September 30, 2022.

Provision for Credit Losses. Provisions for credit losses was a credit for $108,000 for the three months ended September 30, 2023 compared to an expenses of $120,000 for the three months ended September 30, 2022. In addition to the provision, there was an expense of $108,000 was related to unfunded commitments. The credit to the provision for funded loans was due to refinements in the model to better incorporate customer debt service coverage ratios into probabilities of default. The increase in the provision for unfunded commitments was due to the change in mix of unfunded commitments and increase in expected loss rates on unfunded home equity lines. Our allowance for credit losses was $3.0 million at September 30, 2023 compared to $2.8 million at December 31, 2022 and $2.7 million at September 30, 2022. The ratio of our allowance for credit/loan losses to total loans was 0.88% at September 30, 2023 compared to 0.85% at December 31, 2022 and 0.82% at September 30, 2022, while the allowance for credit losses to nonperforming loans was 1,950.65% at September 30, 2023 compared to 850.6% at December 31, 2022. We had no charge offs or recoveries for the three months ended September 30, 2023 and 2022.

Non-interest Income. Non-interest income decreased $12,000, or 3.0%, to $390,000 for the three months ended September 30, 2023 from $402,000 for the three months ended September 30, 2022. Our gain on sales of mortgage loans decreased to zero for the three months ended September 30, 2023 from $24,000 for the three months ended September 30, 2022 due to our decision to retain loan originations.

Non-interest Expense. Non-interest expense decreased $76,000, or 2.6%, to $2.9 million for the three months ended September 30, 2023 compared to $3.0 million for the three months ended September 30, 2022. The decrease was primarily due to a decrease in advertising expense of $44,000, or 55.7%, to $35,000 for the three months ended September 30, 2023 compared to $79,000 for the three months ended September 30, 2022. There was also a decrease in salaries and employee benefits of $52,000, or 2.6%. This decrease was due to the fact that the month of September 2022 had three payrolls.

Income Tax Expense. We recognized income tax expense of $297,000 and $358,000 for the three months ended September 30, 2023 and 2022, respectively, resulting in effective rates of 21.6% and 27.9%, respectively.

Comparison of Operating Results for the Nine months ended September 30, 2023 and 2022

General. Net income was $3.1 million for the nine months ended September 30, 2023, compared to $3.2 million for the nine months ended September 30, 2022. We experienced an increase in non-interest expense mainly due to salaries and employee benefits.

Interest Income. Interest income increased $2.6 million, or 21.6%, to $14.5 million for the nine months ended September 30, 2023 from $11.9 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $1.7 million, or 15.3%, to $12.8 million for the nine months ended September 30, 2023 from $11.1 million for the nine months ended September 30, 2022. Our average balance of loans increased $47.5 million, or 16.4%, to $337.4 million for the nine months ended September 30, 2023 from $289.9 million for the nine months ended September 30, 2022. The increase was primarily due to the growth in our one-to-four family and commercial real estate loans.

Interest Expense. Interest expense increased $2.2 million, or 303.8%, to $3.0 million for the nine months ended September 30, 2023 compared to $736,000 for the nine months ended September 30, 2022. These decreases are due to an increase in rates as well as additional borrowings in 2023.

Interest expense on deposits increased $1.2 million, or 180.7%, to $1.9 million for the nine months ended September 30, 2023 compared to $688,000 for the nine months ended September 30, 2022. The increase was due primarily to an increase in interest expense on certificates of deposit. Interest expense on certificates of deposit increased $872,000, or 184.4%, to $1.3 million for the nine months ended September 30, 2023 from $473,000 for the nine months ended September 30, 2022. We experienced increases in both the average balance of certificates of deposit ($6.3 million, or 8.2%) for the nine months ended September 30, 2023 and 2022, and rates paid on certificates of deposit (134 basis points, to 2.16%) for the nine months ended September 30, 2023 and 2022.

Interest expense on borrowings increased $993,000, to $1.0 million for the nine months ended September 30, 2023 compared to $48,000 for the nine months ended September 30, 2022. The average balance of borrowings increased $29.9 million, to $32.0 million for the nine months ended September 30, 2023 compared to $2.2 million for the nine months ended September 30, 2022 due to our funding needs increasing.

Net Interest Income. Net interest income increased $329,000, or 2.9%, to $11.5 million for the nine months ended September 30, 2023 from $11.2 million for the nine months ended September 30, 2022. Our interest rate spread decreased 55 basis points to 3.58% for the nine months ended September 30, 2023, compared to 4.13% for the nine months ended September 30, 2022, while our net interest margin decreased 33 basis points to 3.91% for the nine months ended September 30, 2023 compared to 4.24% for the nine months ended September 30, 2022.

Provision for Credit Losses. Provisions for credit losses had a credit of $85,000 for the nine months ended September 30, 2023 compared to a provision for loan losses of $275,000 for the nine months ended September 30, 2022. In addition to the provision for credit losses, there was a provision of $132,000 was related to unfunded commitments. The credit to the provision for funded loans as due to refinements in the model to better incorporate customer debt service coverage ratios into probabilities of default. The increase in the provision for unfunded commitments was due to the change in mix of unfunded commitments and increase in expected loss rates on unfunded home equity lines. Our allowance for credit losses was $3.0 million at September 30, 2023 compared to the allowance for loan losses at $2.84 million at December 31, 2022 and $2.7 million at September 30, 2022. The ratio of our allowance for credit losses to total loans was 0.88% at September 30, 2023 compared to 0.85% at December 31, 2022 and 0.82% at September 30, 2022, while the allowance for credit losses to non-performing loans was 1,950.65% at September 30, 2023 compared to 850.6% at December 31, 2022. We had $2,000 of net recoveries for the nine months ended September 30, 2023 and $1,000 of net recoveries for the nine months ended September 30, 2022.

Non-interest Income. Non-interest income increased $28,000 or 2.2% from the nine months ended September 30, 2023 from for the nine months ended September 30, 2022. Service charges on deposit accounts increased $72,000 to $825,000 for the nine months ended September 30, 2023 from $753,000 for the nine months ended September 30, 2022 due to an increase in new accounts. These increases were offset by the gain on sale of mortgage loans decreasing by $71,000, or 82.6%, as we sold $3.3 million of mortgage loans during the nine months ended September 30, 2022 compared to $455,000 during the nine months ended September 30, 2023.

Non-interest Expense. Non-interest expense increased $753,000, or 9.5%, to $8.7 million for the nine months ended September 30, 2023 compared to $7.9 million for the nine months ended September 30, 2022. The increase was primarily due to customary raises, increased costs of employee benefits expense, and the implementation of the 2023 Equity Plan.

Income Tax Expense. We recognized income tax expense of $930,000 and $973,000 for the nine months ended September 30, 2023 and 2022, respectively, resulting in effective rates of 22.9% and 23.1%, respectively.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At September 30, 2023 and December 31, 2022, we had a $124.9 million and $121.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $35.0 million and $25.0 million outstanding as of those dates, respectively. In addition, at September 30, 2023, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at September 30, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.4 million and $5.3 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $8.5 million and $88.9 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash (used for)/provided by financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was ($10.7) million and $50.4 million for the nine months ended September 30, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2023, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of September 30, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a small reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs for the Year	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2023 through July 31, 2023	—	$—	—	526,464
August 1, 2023 through August 31, 2023	46,095	11.00	46,095	480,369
September 1, 2023 through September 30, 2023	49,793	10.76	95,888	430,576
Total	95,888	$10.88	95,888	430,576

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended September 30, 2023, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: November 14, 2023	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: November 14, 2023	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer