Form 10-K
period 2023-12-31
Cullman Bancorp, Inc. /MD/
filed 2024-03-22
CIK 1845799

municipals

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of March 22, 2024, there were 7,265,689 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, including recessionary pressures and supply chain disruptions that are worse than expected;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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
•
global or national war, conflict or acts or terrorism;
•
our ability to retain key employees;
•
the effects of natural or man-made disasters and extreme weather events;
•
changes in our ability to pay dividends, either at current rates or at all;
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

PART I

ITEM 1. Business

Cullman Bancorp, Inc.

Cullman Bancorp, Inc. is a Maryland corporation that was organized in 2021 and owns 100% of the outstanding common stock of Cullman Savings Bank. Effective July 15, 2021, Cullman Bancorp, Inc. became the stock holding company for Cullman Savings Bank as part of the mutual-to-stock conversion of Cullman Savings Bank, MHC. Since the completion of the conversion, we have not engaged in any significant business activity other than owning the common stock of and having savings deposits in Cullman Savings Bank. At December 31, 2023, we had consolidated assets of $411.6 million, consolidated deposits of $269.0 million and consolidated shareholders’ equity of $101.7 million.

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

Cullman County’s local economy is somewhat diversified, with employment in education/healthcare/social services (23.0%), services (18.5%), manufacturing (15.6%) and wholesale/retail trade (15.4%) comprising the largest employment sectors. Other noted employment sectors include construction (10.9%), transportation/utility (6.7%), finance/insurance/real estate (4.4%) and Government (3.2%). In addition, many of our residents commute to Birmingham or Huntsville for employment due to the location of those cities compared to Cullman.

Cullman County’s 2023 median household income of $55,021 was below the Alabama median of $59,526 and further below the U.S. median of $73,503. Similarly, per capita income and household income distribution measures also reflected lower levels of income for Cullman County and Alabama relative to the comparable U.S. measures. Cullman County’s somewhat rural characteristics and lower cost of living are considered factors that contribute to its comparatively lower income measures. Over the next five years, Cullman County is projected to experience a lower growth rate in per capita income relative to the projected Alabama and U.S. growth rates (2.3% versus 2.9% and 2.6%, respectively).

Competition

We face competition within our local market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, financial technology or “fintech” companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2023 (the most recent date for which data is available), our market share of deposits represented 12.9% of Federal Deposit Insurance Corporation-insured deposits in Cullman County, ranking us fifth in market share of deposits out of 13 institutions operating in Cullman County.

Lending Activities

General. Our principal lending activity is the origination of one- to four-family residential mortgage loans and commercial real estate loans, and, to a lesser extent, multi-family mortgage loans, construction loans, land loans, home equity loans, commercial loans and consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated, excluding loans held for sale. In addition to the loans included in the table below, at December 31, 2023, we had $8.1 million of loans in process. At December 31, 2023 we had no loans held for sale.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$178,861	52.19%	$172,157	51.73%
Multi-family	3,458	1.01	3,668	1.10
Commercial	101,268	29.55	95,989	28.85
Construction	19,705	5.75	18,466	5.55
Commercial loans	29,354	8.57	32,156	9.66
Consumer loans:
Home equity loans and lines of credit	6,291	1.84	6,656	2.00
Other consumer	3,744	1.09	3,702	1.11
	342,681	100.00%	332,794	100.00%
Less:
Net deferred loan fees	(8)		(10)
Allowance for losses	(3,271)		(2,841)
Total loans	$339,402		$329,943

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family Residential Real Estate	Multi-Family Real Estate	Commercial Real Estate	Construction
	(In thousands)
Amounts due in:
One year or less	$1,781	$—	$10,705	$19,668
More than one to five years	14,473	2,177	55,547	37
More than five to 15 years	21,688	1,281	33,651	—
More than 15 years	140,919	—	1,365	—
Total	$178,861	$3,458	$101,268	$19,705

	Commercial	Consumer	Home equity loans and lines of credit	Total
	(In thousands)

Amounts due in:
One year or less	12,091	693	$—	$44,938
More than one to five years	14,588	2,774	1,131	90,727
More than five to 15 years	2,675	277	5,160	64,732
More than 15 years	—	—	—	142,284
Total	$29,354	$3,744	$6,291	$342,681

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$174,398	$2,682	$177,080
Multi-family	3,458	—	3,458
Commercial	90,470	93	90,563
Construction	37	—	37
Commercial loans	17,263	—	17,263
Consumer loans:
Home equity loans and lines of credit	619	5,672	6,291
Other consumer	3,051	—	3,051
Total loans	$289,296	$8,447	$297,743

One- to-Four Family Residential Real Estate Lending. We originate long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2023, $178.9 million, or 52.2% of our total loan portfolio, consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential real estate loan balance was $186,000 and our largest outstanding residential loan had a principal balance of $2.2 million. Virtually all of the residential loans we originate are secured by properties located in our market area.

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

In order to reduce the term to repricing of our loan portfolio, we also originate adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates that adjust annually based on the Enterprise 11th District Cost of Funds Index Replacement Index published by Freddie Mac. Many of our adjustable-rate one- to four-family residential mortgage loans have fixed rates for initial terms of five or ten years. Such loans carry terms to maturity of up to 30 years. At December 31, 2023, $2.7 million, or 1.5% of our one- to four-family residential real estate loans, had adjustable rates of interest.

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

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail and mixed-use properties and restaurants located in our primary market area. At December 31, 2023, we had $101.3 million in commercial real estate loans, representing 29.6% of our total loan portfolio.

Most of our commercial real estate loans have a five-year balloon term with amortization periods of up to 20 years. The maximum loan-to-value ratio of our commercial real estate loans is generally 85%. At December 31, 2023, our largest commercial real estate loan totaled $7.2 million and was secured by storage units. At December 31, 2023, this loan was performing in accordance with its contractual terms.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2023:

Type of Loan	Number of Loans	Balance
		(In thousands)
Residential one- to four-family non-owner occupied	4	$1,141
Office/mixed use	27	14,440
Poultry house/car wash/skating rink	1	5,177
Retail/wholesale automobile-tire center	38	22,840
Restaurant/fast food/gas station/grocery	7	11,570
Hotel/motel/inn	12	7,369
Self-storage facility	36	15,971
Other commercial real estate	95	22,760
Total	220	$101,268

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

Commercial Business Lending. We originate commercial business loans and lines of credit to small- and medium-sized companies in our primary market area. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. The commercial business loans that we offer are fixed-rate loans, generally for a one-year term. Our commercial business loan portfolio consists primarily of secured loans, along with a small amount of unsecured loans. At December 31, 2023, we had $29.4 million of commercial business loans outstanding, representing 8.6% of the total loan portfolio, and we may increase this type of lending in the future.

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

At December 31, 2023, our largest commercial business loan relationship totaled $3.0 million and was secured by sales tax receipts. At December 31, 2023, this loan was performing in accordance with its contractual terms.

Multi-Family Real Estate Lending. At December 31, 2023, we had $3.5 million in multi-family real estate loans, representing 1.0% of our total loan portfolio. The multi-family real estate loans we originate generally have a maximum amortization term of 20 years and are secured by apartment buildings located within our primary market area. Our multi-family real estate loans are structured as balloon loans, with interest rates on these loans generally fixed for an initial period of three to five years and then adjusted based on current market rates and competition. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio.

Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. We generally obtain personal guarantees on these loans.

At December 31, 2023, our largest multi-family loan had a balance of $961,000 and was secured by an apartment complex. At December 31, 2023, this loan was performing in accordance with its contractual terms.

Construction Lending. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers for owner-occupied projects. At December 31, 2023, our construction loans totaled $19.7 million, representing 5.8% of our total loan portfolio.

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

At December 31, 2023, our largest consumer construction loan was for $4.6 million, all of which was outstanding. This loan was performing according to its contractual terms at December 31, 2023.

Home Equity Lending. We originate variable-rate and fixed-rate home equity lines of credit secured by a lien on the borrower’s primary residence. Our home equity products are limited to 89.99% of the property value less any other mortgages when we hold the first mortgage, and 80% when we do not hold the first mortgage. We use the same underwriting standards for home equity lines of credit as we use for one- to four-family residential mortgage loans. At December 31, 2023, we had $6.3 million or 1.8% of our total loans in home equity loans and outstanding advances under home equity lines of credit and an additional $11.6 million of funds committed, but not advanced, under home equity lines of credit.

Consumer Lending. We originate limited amounts of consumer loans apart from home equity lines of credit. At December 31, 2023, we had $3.7 million of consumer loans outstanding, representing 1.1% of the total loan portfolio. Consumer loans consist of loans secured by deposits, automobile loans and miscellaneous other types of installment loans.

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

We sell certain loans we originate into the secondary market. We consider the pricing for loans as well as the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2023, we had no loans held for sale. We sell loans on a “best efforts” basis, and we generally have not retained the servicing rights on the mortgage loans sold in the secondary mortgage market.

From time to time, to diversify our risk, we will purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2023, we had $1.5 million in loan participation interests. We generally do not purchase whole loans from third parties to supplement our loan production.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that Cullman Savings Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cullman Savings Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, based on the 15% limitation, Cullman Savings Bank’s loans-to-one-borrower limit was approximately $11.4 million. At December 31, 2023, our largest loan relationship with one borrower was $7.5 million, which consists of two loans, the largest being $7.2 million secured by a self-storage facility. All of the underlying loans were performing in accordance with their contractual terms on that date.

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

All loan approval amounts are based on the aggregate loans (total credit exposure), including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our Chief Executive Officer has individual authorization to approve loans up to $500,000. Our Director of Lending and our EVP/Chief Operations Officer has individual authorization to approve loans up to $250,000. Certain loan officers have authorization to approve loans with an aggregate debt of $100,000 or less. An individual loan or aggregate credit commitment in excess of $3.0 million requires approval by the Chief Executive Officer, Director of Lending and EVP/Chief Operations Officer, along with the Loan Committee, and must be reported to the board of directors prior to the loan transaction occurring.

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

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired (i.e. individually evaluated) or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be individually evaluated, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal or evaluation to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Prior to the Company's adoption of Accounting Standards Update ("ASU") 2022-02, the Company accounted for a modification to the contractual terms of loans that resulted in granting a concession to borrowers experiencing financial difficulties as a trouble debt restructuring ("TDR"). ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023. Loans that were restructured in a TDR prior to the adoption of ASU 2022-002 will continue to be accounted for under the historical TDR accounting until the loan is paid off, liquidated or subsequently modified. See Note 1 for more information on the Company's adoption of ASU 2022-02.

Delinquent Loans. The following tables set forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due	30 to 59 Days Past Due	60 to 89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$1,410	$960	$145	$2,315	$1,251	$211
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial loans	10	—	—	48	40	41
Consumer loans:
Home equity loans and lines of credit	70	10	—	—	—	—
Other consumer	18	—	—	10	—	—
Total	$1,508	$970	$145	$2,373	$1,291	$252

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-accrual loans include non-accruing troubled debt restructurings of $9,000 as of December 31, 2022.

	At December 31,
	2023	2022
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$—	$9
Multi-family	—	—
Commercial	—	—
Construction	—	—
Commercial and industrial loans	—	73
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total non-accrual loans	$—	$82

Accruing loans past due 90 days or more	145	252

Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	50
Total real estate owned	$—	$50

Total non-performing assets	$145	$384

Total accruing troubled debt restructured loans	$2,470	$2,472
Total non-performing loans to total loans	0.04%	0.10%
Total non-accruing loans to total loans	—%	0.02%
Total non-performing assets to total assets	0.04%	0.09%

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required to recognize the expected credit loss associated with the asset through a provision for the expected credit loss or a write-off. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, such that additional general or specific loss allowances may be required.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2023	2022
	(In thousands)
Substandard assets	$4,706	$2,838
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$4,706	$2,838
Special mention assets	$2,677	$3,203
Foreclosed real estate	$—	$50

Allowance for Credit Losses

The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses. The amount of the allowance is based on management’s evaluation of the expected credit losses over the life of the assets, including the nature of the loan and security portfolios, credit concentrations, trends in historical loss experience, loans individually evaluated, and economic conditions. Allowances for loans individually evaluated are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to loans individually evaluated are charged or credited to the provision for credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical credit loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	For the Years Ended December 31,
	2023	2022
	(Dollars in thousands)
Beginning balance January 1, 2023, prior to adoption of ASC 326	$2,841	$2,406
Impact of adopting ASU 326	246	—
Provision for credit losses on loans	166	438
Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	(44)
Commercial and industrial loans	(11)	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Total charge-offs	(11)	(44)

Recoveries:
Real estate loans:
One- to four-family residential	16	41
Multi-family	—	—
Commercial	—	—
Construction	13	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Other consumer	—	—
Paycheck protection program loans	—	—
Total recoveries	29	41

Net (charge-offs) recoveries	18	(3)

Allowance at end of year	$3,271	$2,841

Allowance to non-performing loans	2,255.86%	850.60%
Allowance to total loans outstanding at the end of the year	0.95%	0.85%
Net (charge-offs) recoveries to average loans outstanding for the year:
One- to four-family residential	0.01%	0.04%
Multi-family	—%	—%
Commercial real estate	—%	—%
Construction	0.06%	(0.22)%
Commercial and industrial loans	0.04%	—%
Home equity loans and lines of credit	—%	—%
Other consumer	—%	—%
Paycheck protection program loans	—%	—%
Net total (charge-offs) recoveries to average loans outstanding for the year	0.01%	(0.00)%

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
	Allowance for Credit Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$1,602	48.98%	52.19%	$1,710	60.19%	51.73%
Multi-family	25	0.76	1.01	17	0.60	1.10
Commercial	855	26.14	29.55	654	23.02	28.84
Construction	138	4.22	5.75	145	5.10	5.55
Commercial and industrial loans	456	13.94	8.57	204	7.19	9.66
Consumer loans:
Home equity loans and lines of credit	77	2.35	1.84	64	2.25	2.00
Other consumer	118	3.61	1.09	47	1.65	1.11
Total	$3,271	100.00%	100.00%	$2,841	100.00%	100.00%

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

At December 31, 2023, our investment securities portfolio totaled $28.4 million, and consisted primarily of securities and obligations issued by municipalities and mortgage-backed securities. In addition, at December 31, 2023, we owned $2.0 million of Federal Home Loan Bank of Atlanta stock and $819,000 of Federal Reserve Bank of Atlanta stock. As a member of the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta, we are required to purchase stock, which stock is carried at cost and classified as restricted equity securities.

Portfolio Maturities and Yields. The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Yields on tax-exempt obligations have not been computed on a tax-equivalent basis, as the effect would not be material.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Agencies	$—	—%	$—	—%	$2,990	4.87%	$3,000	2.11%	$5,990	$5,286	3.49%
Municipal securities - taxable	426	2.90%	302	3.32%	2,579	3.10%	10,998	2.43%	14,305	11,792	2.61%
Municipal securities - tax-exempt	250	3.00%	200	2.00%	495	2.28%			945	917	2.41%
Residential mortgage-backed, government-sponsored enterprise	—	—%	2,165	2.98%	6,156	2.25%	1,222	3.19%	9,543	8,943	2.54%
Commercial mortgage-backed securities	992	3.57%	—	—%	—	—%	—	—%	992	976	3.57%
SBA-guaranteed debenture	—	—%	472	1.98%	—	—%	—	—%	472	442	1.98%
Total	$1,668		$3,139		$12,220		$15,220		$32,247	$28,356

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

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits, but had no such deposits as of December 31, 2023. In addition, we had $21.5 million of municipal deposits at December 31, 2023.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Noninterest-bearing demand deposits	$12,297	4.57%	—%	$16,281	5.56%	—%
Interest-bearing demand deposits	106,281	39.51	0.46	114,948	39.24	0.16
Regular savings and other deposits	57,299	21.30	0.46	79,579	27.16	0.45
Money market deposits	2,362	0.88	0.41	2,691	0.92	0.17
Certificates of deposit	90,762	33.74	2.42	79,450	27.12	1.27
Total	$269,001	100.00%	1.09%	$292,949	100.00%	0.56%

As of December 31, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $135.6 million and $140.7 million, respectively. In addition, as of December 31, 2023 and 2022, the aggregate amount of all our uninsured certificates of deposit was $36.4 million and $32.6 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of December 31, 2023.

At December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$6,636
Over three through six months	9,334
Over six through twelve months	8,580
Over twelve months	11,845
Total	$36,395

Borrowings. As of December 31, 2023, we had a $124.8 million line of credit with the Federal Home Loan Bank of Atlanta, of which $35.0 million was outstanding at that date with a weighted average cost of 4.3%. In addition to the Federal Home Loan Bank of Atlanta line of credit, we have an unsecured federal funds lines of credit, in the amount of $10.0 million. No amount was outstanding on this line of credit at December 31, 2023.

Subsidiary Activities

Cullman Bancorp, Inc. has no subsidiaries other than Cullman Savings Bank.

Personnel

As of December 31, 2023, we had 57 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Corporate Alternative Minimum Tax. For income generated for tax years ending after January 1, 2023, the Internal Revenue Code imposes an alternative minimum tax at a rate of 15% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income", for corporations having average annual financial statement income exceeding $1 billion. The Tax Cuts and Jobs Act repealed the alternative minimum tax for income generated for tax years beginning after January 1, 2018 and ending before December 31, 2022, wherein the 2022 Inflation Reduction Act reinstated the alternative minimum tax for tax years beginning January 1, 2023 or later. The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. For tax year 2023, Cullman Bancorp, Inc. and Cullman Savings Bank were not subject to alternative minimum tax and had no minimum tax credit carryovers as of December 31, 2023.

Net Operating Loss Carryovers. As a result of the Tax Cuts and Jobs Act generally, a financial institution may carry net operating losses forward indefinitely, if incurred after December 31, 2017. At December 31, 2023, Cullman Bancorp, Inc. had no federal net operating loss carryforwards

Corporate Dividends. Cullman Bancorp, Inc. may generally exclude from its income 100% of dividends received from Cullman Savings Bank as a member of the same affiliated group of corporations.

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

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Cullman Savings Bank, or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Federal Banking Regulation

Business Activities. Federal savings banks with less than $20 billion of assets as of December 31, 2017 may elect to exercise national bank powers without converting to a national bank charter. As of December 31, 2023, Cullman Savings Bank has exercised the covered savings association (CSA) election. A CSA has the same rights and privileges as a national bank, but retains its federal savings association charter.

Capital Requirements. Cullman Savings Bank has opted into the community bank leverage ratio framework, which removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage rate framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of Section 38 of the Federal Deposit Insurance Act. The community bank leverage ratio minimum requirement is 9.0% for calendar year 2022 and beyond. Eligible institutions may opt into and out of the community bank ratio framework on their quarterly call report.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

At December 31, 2023, Cullman Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of capital and surplus. An additional amount may be loaned, equal to 10% of capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2023, Cullman Savings Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2023, Cullman Savings Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Cullman Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cullman Savings Bank was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Atlanta, the stock has no quoted market value and is carried at cost. Cullman Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Atlanta stock. At December 31, 2023, no impairment had been recognized.

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

Cullman Bancorp, Inc. will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of its 2021 offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. Cybersecurity

Cybersecurity is a significant and integrated component of Cullman Savings Bank’s risk management strategy. As a financial services company, cyber threats are present and growing, and the potential exists for a cybersecurity incident to occur, which could disrupt business operations or compromise sensitive data. To date, we have not, to our knowledge, experienced an incident materially effecting or reasonably likely to materially affect Cullman Savings Bank.

To prepare and respond to incidents, we have implemented a multi-layered cybersecurity strategy, integrating people, technology, and processes. This includes employee training, the use of innovative technologies, and the implementation of policies and procedures in the areas of Information Security, Data Governance, Business Continuity and Disaster Recovery, Privacy, Third-Party Risk Management, and Incident Response. We engage third-party consultants and independent auditors to, among other things, conduct penetration tests and perform cybersecurity risk assessments and audits.

The Information Technology (IT) Department of Cullman Savings Bank is primarily responsible for identifying, assessing and managing material risks from cybersecurity threats. The IT Department is managed by the Vice President IT ("VP IT"). She has more than 13 years of experience with Cullman Savings Bank and a degree in Management Technology. The VP IT also oversees our Information Security Program, which is governed by various information security and cybersecurity, systems development, change control, disaster recovery/business continuity and physical asset classification and control policies. The Information Security Program identifies data sources, threats and vulnerabilities and brings awareness, accountability, and oversight for data protection throughout Cullman Savings Bank. Our program and with trusted third parties help ensure that data is protected and able to be recovered in the event of a breach or failure (technical or other disaster). The IT Department conducts on-going threat assessments, addresses the latest threats and conducts penetration, business continuity/ disaster recovery testing, and incident response plan testing. The VP IT presents information security and cybersecurity updates on a weekly basis to the Operations Committee, which consists of members of management, including the Chairman, President and Chief Executive Officer and the Information Security Officer (ISO).

The Operations Committee provides oversight, from a risk perspective, of information systems security. As referenced above, the VP IT provides information security updates to the Operations Committee at each scheduled meeting. In addition, as discussed below, we have implemented an Incident Response Plan (IRP) to provide a structured and systematic incident response process for information security incidents that affect any of our information technology systems, network, or data. The IRP is implemented and maintained by the VP IT and is subject to annual review and approval by the Compliance Committee and Board.

The Board of Directors recognizes the importance of the Interagency Guidelines Establishing Standards for Safeguarding Customer Information and has incorporated those elements in its ongoing oversight of the Information Security Program.

Risk Assessment. On a quarterly basis, the VP IT identifies and documents system internal and external vulnerabilities that could result in unauthorized disclosure, misuse, alteration, or destruction of customer information or customer records. Based on the results of the risk assessment, our Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. The Compliance Committee reviews changes to the program designed to monitor, measure, and respond to vulnerabilities identified.

Response to Security Vulnerabilities. In response to identified risks, management may take certain steps to correct and respond to security vulnerabilities, which may include:

•
Reducing unwarranted risks by applying vendor-provided software fixes, commonly called patches.
•
Documenting, approving, and testing changes to security configurations.
•
Assessing and removing or disabling exploitable files and services based upon known vulnerabilities and business needs.
•
Updating vulnerability scanning and intrusion detection tools to identify known vulnerabilities and related unauthorized activities.
•
Conducting subsequent penetration testing and vulnerability assessments, as warranted.
•
Reviewing performance with service providers with respect to security maintenance and reporting responsibilities in accordance with contract provisions and that service providers provide notification of system security breaches that may affect us.

Internal Controls, Audit, and Testing. Regular internal monitoring is integral to our risk assessment process, which includes regular testing of internal key controls, systems, and procedures. In addition, independent third-party penetration testing to test the effectiveness of security controls and preparedness measures is conducted at least annually or more often, if warranted by the risk assessment or other external factors. Management determines the scope and objectives of the penetration analysis.

Service Providers. Like many companies, we rely on third-party vendor solutions to support our operations. Many of these vendors, especially in the financial services industry, have access to sensitive and proprietary information. In order to mitigate the operational, informational and other risks associated with the use of vendors, we maintain a Third-Party Risk Management Program, which is implemented through a Vendor Management Policy and includes a detailed onboarding process and periodic reviews of vendors with access to sensitive data. The Vendor Management Policy applies to any business arrangement between Cullman Savings Bank and another individual or entity, by contract or otherwise. The Vendor Management Program is audited as part of our annual Internal Audit Risk Assessment.

Employees and Training. Employees are the first line of defense against cybersecurity measures. Each employee is responsible for protecting Cullman Savings Bank and client information. Employees are provided training at initial onboarding and thereafter regarding information security and cybersecurity-related policies and procedures applicable to their respective roles within the organization. In addition, employees are subjected to regular simulated phishing assessments, designed to sharpen threat detection and reporting capabilities. In addition to training, employees are supported with solutions designed to identify, prevent, detect, respond to, and recover from incidents. Notable technologies include firewalls, intrusion detection/prevention systems, endpoint protection, network monitoring, multi-factor authentication, and data backups. Notable services include 24/7 security monitoring and response, vulnerability scanning, third-party monitoring, and threat intelligence.

Board Reporting. At least annually, the Board reviews the overall status of the Information Security Program and The Corporation’s compliance with the Interagency Guidelines for Safeguarding Customer Information. Any material findings related to the risk assessment, risk management and control decisions, service provider arrangements, results of testing, security breaches or violations are discussed as are management’s responses and any recommendations for program changes. violations.

Program Adjustments. The VP IT monitors, evaluates, and adjusts the Information Security Program, considering any relevant changes in technology, the sensitivity of its customer information, internal or external threats to information, and changing business arrangements, such as mergers and acquisitions, alliances and joint ventures, outsourcing arrangements, and changes to customer information systems.

Incident Response Plan (IRP). In our effort to ensure that information security incidents can be recovered from quickly and with the least impact to The Corporation and its customers, The Corporation maintains a structured and systematic IRP for all information security incidents that affect any of the IT systems, network, or data of The Corporation, including The Corporation’s data held, or IT services provided by third-party vendors or other service providers. The VP IT and the ISO are responsible for implementing and maintaining the IRP, which includes:

•
Identifying the incident response team (“IRT”) and any appropriate sub-teams to address specific information security incidents, or categories of information security incidents.
•
Coordinating IRT activities, including developing, maintaining, and following appropriate procedures to respond to and document identified information security incidents.
•
Conducting post-incident reviews to gather feedback on information security incident response procedures and address any identified gaps in security measures.
•
Providing training to employees and board of directors.
•
Reviewing the IRP at least annually, or whenever there is a material change in The Corporation’s business practices that may reasonably affect its cyber incident response procedures.

ITEM 2. Properties

We conduct our operations from our main office and two additional branch offices, all of which are located in Cullman, Alabama, and one branch office in Hanceville, Alabama. All of our branch offices are located in Cullman County, Alabama. At December 31, 2023, the net book value of our premises and equipment was $14.0 million.

ITEM 3. Legal Proceedings

At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

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

(e)
Stock Repurchases. The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
October 1, 2023 through October 31, 2023	29,990	$10.47	149,232	400,768
November 1, 2023 through November 30, 2023	117,076	10.39	266,308	283,692
December 1, 2023 through December 31, 2023	15,602	10.54	281,910	268,090

Total	162,668	$10.42	281,910	268,090

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

Overview

Total assets decreased $11.6 million, or 2.7%, to $411.6 million at December 31, 2023 from $423.2 million at December 31, 2022. The decrease was due to a decrease in cash caused by a decrease in deposits. Total deposits decreased $23.9 million, or 8.2%, to $269.0 million at December 31, 2023 from $292.9 million at December 31, 2022. The decrease in deposits was due to decreases in regular savings and other deposits categories, slightly offset by an increase in time deposits.

Net income decreased $230,000, or 5.5%, to $4.0 million for the year ended December 31, 2023, compared to $4.2 million for the year ended December 31, 2022. The decrease was due primarily to an increase in non-interest expense. Interest income increased $2.9 million, or 17.7%, to $19.4 million for the year ended December 31, 2023 from $16.5 million for the year ended December 31, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest expense increased $2.9 million, or 213.3%, to $4.3 million for the year ended December 31, 2023 compared to $1.4 million for the year ended December 31, 2022, due to an increase of $1.8 million in interest expense on deposits and an increase of $1.1 million in interest expense on borrowings.

We recorded provisions for credit losses of $294,000 (which includes a $128,000 provision for unfunded commitments) and $438,000 for the years ended December 31, 2023 and 2022, respectively. Our allowance for credit losses was $3.3 million at December 31, 2023 and $2.8 million at December 31, 2022. The allowance for credit losses to total loans was 0.95% at December 31, 2023 compared to 0.85% at December 31, 2022, while the allowance for credit losses to non-performing loans was 2,255.86% at December 31, 2023 compared to 850.60% at December 31, 2022. We had charge-offs of $11,000 and recoveries of $29,000 during the year ended December 31, 2023.

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

The following represent our significant accounting policies:

Allowance for Credit Losses. On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a writedown on available-for-sale debt securities. Management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

Management believes the allowance for credit losses was appropriate at December 31, 2023 and December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the allowance and, as a result of such reviews, we may have to adjust our allowance for credit losses.

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

Selected Consolidated Financial and Other Data

The summary information presented below at each date or for each of the years presented is derived in part from our consolidated financial statements.

	At December 31,
	2023	2022	2021
	(In thousands)
Selected Financial Condition Data:
Total assets	$411,641	$423,229	$354,709
Securities available for sale	28,356	29,796	21,313
Loans receivable, net	339,402	329,943	252,160
Premises and equipment, net	13,957	10,851	9,484
Foreclosed real estate	—	50	400
Federal Home Loan Bank stock and Federal Reserve Bank stock, at cost	2,782	2,033	859
Bank owned life insurance	9,239	8,964	5,737
Deposits	269,001	292,949	232,021
Borrowings	35,000	25,000	18,500
Shareholders’ equity	101,735	100,182	99,734

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Selected Operating Data:
Interest income	$19,459	$16,529	$13,370
Interest expense	4,277	1,365	1,786
Net interest income	15,182	15,164	11,584
Provision for credit losses	294	438	60
Net interest income after provision for credit losses	14,888	14,726	11,524
Noninterest income	1,710	1,686	1,509
Noninterest expense	11,548	11,128	10,939
Income before income tax expense	5,050	5,284	2,094
Income tax expense	1,097	1,101	344
Net income	$3,953	$4,183	$1,750
Earnings per share - basic	$0.56	$0.59	$0.25
Earnings per share - diluted	$0.54	$0.59	$0.25

	At or For the Years Ended December 31,
	2023	2022	2021
Performance Ratios:
Return on average assets	0.95%	1.09%	0.50%
Return on average equity	3.94%	4.21%	2.26%
Interest rate spread (1)	3.54%	4.04%	3.30%
Net interest margin (2)	3.89%	4.19%	3.46%
Noninterest expense to average assets	2.78%	2.90%	3.11%
Efficiency ratio (4)	69.57%	67.80%	84.00%
Average interest-earning assets to average interest-bearing liabilities	1.33x	1.37x	1.31x
Capital Ratios:
Average equity to average assets	24.13%	25.85%	21.93%
Tier 1 capital to average assets	19.04%	19.58%	18.83%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.95%	0.85%	0.94%
Allowance for loan losses as a percentage of non-performing loans	2,255.86%	850.60%	810.10%
Net (charge-offs) recoveries to average outstanding loans during the year	(0.01)%	—	(0.01)%
Non-performing loans as a percentage of total loans	0.04%	0.10%	0.12%
Non-performing loans as a percentage of total assets	0.04%	0.09%	0.08%
Total non-performing assets as a percentage of total assets	0.04%	0.10%	0.14%
Other:
Number of offices	4	4	4
Number of full-time equivalent employees	57	59	50

(1)
Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)
Represents net interest income as a percentage of average interest-earning assets.
(3)
Represents noninterest expenses divided by the sum of net interest income after provision and noninterest income.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total assets decreased $11.6 million, or 2.7%, to $411.6 million at December 31, 2023 from $423.2 at December 31, 2022. The decrease was due to a decrease in cash caused by a decrease in deposits.

Cash and cash equivalents decreased $23.6 million to $13.0 million at December 31, 2023 from $36.6 million at December 31, 2022. The decrease was due to an decrease in deposits.

Gross loans held for investment increased $9.9 million, or 3.0%, to $342.7 million at December 31, 2023 from $332.8 million at December 31, 2022. The increase was primarily due to an increase in one-to-four family residential real estate loans, which increased $6.7 million, or 3.9%, to $178.9 million at December 31, 2023 from $172.2 million at December 31, 2022. Commercial real estate loans increased $5.3 million, or 5.5% to $101.3 million at December 31, 2023 from $96.0 million at December 31, 2022.

Securities available-for-sale decreased $1.4 million, or 4.8%, to $28.4 million at December 31, 2023 from $29.8 million at December 31, 2022. We had no purchases or sales during 2023. We elected to not reinvest the redemptions received during the year.

Total deposits decreased $23.9 million, or 8.2%, to $269.0 million at December 31, 2023 from $292.9 at December 31, 2022. The decrease in deposits was due to decreases in regular savings and other deposits categories, slightly offset by an increase in time deposits, as customers sought higher yielding products during a period of rising market interest rates. Interest bearing demand accounts decreased $8.7 million or 7.5% to $106.3 million at December 31, 2023 from $114.9 million at December 31, 2022. Regular savings and other deposits decreased $22.3 million, or 28.0%, to $57.3 million at December 31, 2023 from $79.6 million at December 31, 2022.

We had $35.0 million of borrowings at December 31, 2023, compared to $25.0 million of borrowings at December 31, 2022. During 2023, we increased our borrowings based on increased loan demand. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Shareholders' equity increased by $1.5 million, or 1.6%, to $101.7 million at December 31, 2023 compared to $100.2 million at December 31, 2022. The increase was due to earnings during the year as well as a decrease in other comprehensive loss. Shareholders’ equity (book value) per share at December 31, 2023 was $13.93. We had no intangible assets at December 31, 2023.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $8,000 and $10,000 for the years ended December 31, 2023 and 2022, respectively. Loan balances exclude loans held for sale.

	For the Years Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$338,358	$17,348	5.13%	$301,161	$15,202	5.05%
Securities	29,017	949	3.27%	27,745	848	3.06%
Federal Home Loan Bank and Federal Reserve stock	2,492	149	5.98%	494	22	4.45%
Federal funds sold	20,244	1,013	5.00%	32,718	457	1.40%
Total interest-earning assets	390,111	19,459	4.99%	362,118	16,529	4.56%
Noninterest-earning assets	25,825			22,039
Total assets	$415,936			$384,157
Interest-bearing liabilities:
Interest-bearing demand deposits	$106,731	488	0.46%	$99,797	123	0.12%
Regular savings and other deposits	68,140	314	0.46%	75,398	221	0.29%
Money market deposits	2,442	10	0.41%	3,799	6	0.16%
Certificates of deposit	84,257	2,043	2.42%	77,302	705	0.91%
Total interest-bearing deposits	261,570	2,855	1.09%	256,296	1,055	0.41%
Federal Home Loan Bank advances and other borrowings	32,808	1,422	4.33%	7,614	310	4.07%
Total interest-bearing liabilities	294,378	4,277	1.45%	263,910	1,365	0.52%
Noninterest-bearing demand deposits	13,699			14,739
Other noninterest-bearing liabilities	7,509			6,209
Total liabilities	315,586			284,858
Total shareholders’ equity	100,350			99,299
Total liabilities and shareholders’ equity	$415,936			$384,157
Net interest income		$15,182			$15,164
Net interest rate spread (1)			3.54%			4.04%
Net interest-earning assets (2)	$95,733			$98,208
Net interest margin (3)			3.89%			4.19%
Average interest-earning assets to interest-bearing liabilities	1.33x			1.37x

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

	Years Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:	(In thousands)
Loans	$1,878	$268	$2,146
Securities	39	62	101
Federal Home Loan Bank and Federal Reserve Bank stock	89	38	127
Fed funds sold and other	(175)	731	556
Total interest-earning assets	1,831	1,099	2,930
Interest-bearing liabilities:
Interest-bearing demand deposits	8	357	365
Regular savings and other deposits	(21)	114	93
Money Market deposits	(2)	6	4
Certificates of deposits	63	1,275	1,338
Total deposits	48	1,752	1,800
Federal Home Loan Bank advances and other borrowings	1,025	87	1,112
Total interest-bearing liabilities	1,073	1,839	2,912

Change in net interest income	$758	$(740)	$18

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General. Net income decreased $230,000, or 5.5%, to $4.0 million at December 31, 2023 compared to $4.2 million at December 31, 2022. The decrease was primarily due to an increase in non-interest expense.

Interest Income. Interest income increased $2.9 million, or 17.7%, to $19.4 million at December 31, 2023 from $16.5 million at December 31, 2022. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $2.1 million, or 14.1%, to $17.3 million for the year ended December 31, 2023 from $15.2 million for the year ended December 31, 2022. Our average balance of loans increased $37.2 million, or 12.4% for the year ended December 31, 2023. The increase is due to the increase in our loan demand. Our weighted average yield on loans increased eight basis points to 5.13% for the year ended December 31, 2023 compared to 5.05% for the year ended December 31, 2022. The increase was a reflection of the current rate environment.

Interest Expense. Interest expense increased $2.9 million, or 213.3%, to $4.3 million for the year ended December 31, 2023 compared to $1.4 million for the year ended December 31, 2022. The increase was due to an increase of $1.8 million in interest expense on deposits and an increase of $1.1 million in interest expense on borrowings in 2023.

The increase in interest expense on deposits was due primarily to an increase in interest expense on certificates of deposit, which increased $1.3 million, or 189.8%, to $2.0 million for the year ended December 31, 2023 from $705,000 for the year ended December 31, 2022. We experienced increases in both the average balances and rates paid on certificates of deposit as customers sought higher yielding products during a period of rising market interest rates. Interest paid on other deposit types increased due to an increase in rates. Regular savings and other deposits interest expense increased $93,000 or 42.1% and interest bearing demand deposits interest expense increased $365,000 or 296.8%.

Interest expense on borrowings increased $1.1 million, or 358.7%, and was $1.4 million for the year ended December 31, 2023 compared to $310,000 for the year ended December 31, 2022. The average rate we paid on borrowings increased to 4.33% for the year ended December 31, 2023 compared to 4.07% for the year ended December 31, 2022. The average balances increased $25.2 million, or 330.1%, to $32.8 million for the year ended December 31, 2023 compared to $7.6 million for the year ended December 31, 2022, as we increased borrowings to fund loan demand.

Net Interest Income. Net interest income increased $18,000, or 0.1%, as a result of our interest income increasing at the same rate as our interest expense. Our interest rate spread decreased 50 basis points to 3.54% for the year ended December 31, 2023, compared to 4.04% for the year ended December 31, 2022, while our net interest margin decreased 30 basis points to 3.89% for the year ended December 31, 2023 compared to 4.19% for the year ended December 31, 2022.

Provision for Credit Losses. A provision for credit losses was recorded for $294,000 and $438,000 for the years ended December 31, 2023 and December 31, 2022, respectively. Within the provision, there was an expense of $128,000 related to unfunded commitments. The provision for funded loans was primarily due to a $300,000 loan being rated as substandard. The increase in the provision for unfunded commitments was due to the change in mix of unfunded commitments and increase in expected loss rates on unfunded home equity lines. Our allowance for credit losses was $3.3 million at December 31, 2023 and $2.8 million at December 31, 2022. The ratio of our allowance for loan losses to total loans was 0.95% at December 31, 2023 compared to 0.85% at December 31, 2022, while the allowance for loan losses to non-performing loans was 2,255.9% at December 31, 2023 compared to 850.6% at December 31, 2022. We had charge-offs of $11,000 and recoveries of $29,000 during the year ended December 31, 2023.

Non-interest Income. Non-interest income increased $24,000, or 1.4%, to $1.7 million for the year ended December 31, 2023. Service charges on deposit accounts increased $74,000, or 7.29%, as we have increased the number of deposit accounts.

Non-interest Expense. Non-interest expense information is as follows.

	Years Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,786	$7,594	$192	2.5%
Occupancy and equipment	982	937	45	4.8%
Data processing	1,003	864	139	16.1%
Professional and supervisory fees	883	779	104	13.4%
Office expense	166	201	(35)	-17.4%
Advertising	119	179	(60)	(33.5)%
FDIC deposit insurance	162	76	86	113.2%
Other	447	498	(51)	-10.2%

Total noninterest expense	$11,548	$11,128	$420	3.8%

Salaries and employee benefits expense increased due to in an increase in employees as well as annual salary increases and rising benefits expense. Professional and supervisory expenses increased due to inflationary cost increases from our vendors. Data processing expense increased due to the annual increase based on the consumer price index included in our contract with our core data processor.

Income Tax Expense. We recognized income tax expense of $1.1 million for both years ended December 31, 2023 and 2022, resulting in effective rates of 21.7% and 20.8%.

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

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the United States Treasury yield curve increases instantaneously by up to 400 basis points or decreases instantaneously by up to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The tables below sets forth, as of December 31, 2023 and 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$16,764	5.95%
+300	16,540	4.54%
+200	16,315	3.12%
+100	16,087	1.68%
Level	15,822	—
-100	15,382	(2.78)%
-200	14,776	(6.61)%
-300	13,946	(11.85)%

At December 31, 2022
Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
(Dollars in thousands)
+400	$19,348	10.18%
+300	18,914	7.71%
+200	18,476	5.22%
+100	18,034	2.70%
Level	17,560	—
-100	16,860	(3.98)%
-200	16,006	(8.85)%
-300	15,002	(14.57)%
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 3.12% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.61% decrease in net interest income. At December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced an 5.22% increase in net interest income, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 8.85% decrease in net interest income.

Net Economic Value. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model currently estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increase instantaneously up to 400 basis points or decreases instantaneously down to 300 basis points, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The tables below sets forth, as of December 31, 2023 and 2022, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$64,532	$(19,383)	-23.10%	18.86%	(307.98)%
+300	69,786	(14,129)	-16.84%	19.92%	(213.09)%
+200	75,135	(8,780)	-10.46%	20.59%	(121.91)%
+100	80,337	(3,578)	-4.26%	20.73%	(39.55)%
+50	82,364	(1,551)	-1.85%	20.74%	(13.88)%
—	83,915	—	—	20.60%	—
-50	84,844	929	1.11%	20.34%	(0.79)%
-100	85,152	1,237	1.47%	19.52%	(15.18)%
-200	83,908	7	-0.01%	18.61%	(81.72)%
-300	80,610	3,305	-3.94%	17.66%	(187.79)%

At December 31, 2022
		Estimated Increase (Decrease) in EVE		EVE as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio (4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+400	$81,637	$(18,828)	-18.74%	21.68%	(253.19)%
+300	86,822	(13,643)	-13.58%	22.50%	(171.13)%
+200	92,120	(8,345)	-8.31%	23.30%	(91.72)%
+100	97,325	(3,140)	-3.13%	24.02%	(19.37)%
+50	99,220	(1,245)	-1.24%	24.20%	(1.81)%
—	100,465	—	—	24.22%	—
-50	101,286	821	82.00%	24.14%	(7.66)%
-100	101,691	1,226	1.22%	23.98%	(23.92)%
-200	101,068	603	0.60%	23.37%	(84.72)%
(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)
EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 10.46% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 0.01% decrease in EVE. At December 31, 2022, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would have experienced a 8.31% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would have experienced a 0.60% increase in EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At December 31, 2023 and 2022, we had a $124.8 million and a $96.3 million line of credit with the Federal Home Loan Bank of Atlanta, and had $35.0 million and $25.0 million outstanding as of those dates, respectively. In addition, at December 31, 2023 and 2022, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at December 31, 2023 or 2022. At December 31, 2023, we had a $5.0 million letter of credit with Federal Home Loan Bank of Atlanta used to secure public deposits under the Security for Alabama Funds Enhancement (SAFE) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.9 million and $5.8 million for the years ended December 31, 2023 and 2022, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $11.9 million and $97.6 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by (used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was ($17.6) million and $66.5 million for the years ended December 31, 2023 and 2022, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At December 31, 2023, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized at December 31, 2023. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

Crowe LLP

Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Cullman Bancorp, Inc.

Cullman, Alabama

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cullman Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standard Board Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Atlanta, Georgia

March 22, 2024

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
ASSETS
Interest bearing cash and cash equivalents	$229	$434
Non-interest bearing cash and cash equivalents	4,157	5,986
Federal funds sold	8,650	30,225
Total cash and cash equivalents	13,036	36,645
Securities available for sale	28,356	29,796
Equity securities	—	479
Loans, net of allowance of $3,271 and $2,841, as of
December 31, 2023 and 2022	339,402	329,943
Premises and equipment, net	13,957	10,851
Foreclosed real estate	—	50
Accrued interest receivable	1,260	1,162
Restricted equity securities	2,782	2,033
Bank owned life insurance	9,239	8,964
Deferred tax asset, net	2,440	2,194
Other assets	1,169	1,112
Total assets	$411,641	$423,229
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$12,297	$16,281
Interest bearing	256,704	276,668
Total deposits	269,001	292,949
Federal Home Loan Bank advances	35,000	25,000
Accrued interest payable	239	155
Other liabilities	5,666	4,943
Total liabilities	309,906	323,047
Shareholders’ equity
Common stock, $0.01 par value; 50,000,000 and 20,000,000 shares authorized;
7,301,282 and 7,394,615 shares outstanding at
December 31, 2023 and December 31, 2022	71	74
Additional paid-in capital	48,081	50,161
Retained earnings	59,344	56,561
Accumulated other comprehensive income (loss)	(2,913)	(3,558)
Unearned ESOP shares, at cost	(2,848)	(3,056)
Total shareholders’ equity	101,735	100,182
Total liabilities and shareholders’ equity	$411,641	$423,229

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

Years Ended December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Interest and dividend income:
Loans, including fees	$17,348	$15,202
Non taxable securities	27	32
Securities	922	816
Federal funds sold and other	1,162	479
Total interest income	19,459	16,529
Interest expense:
Deposits	2,855	1,055
Federal Home Loan Bank advances and other borrowings	1,422	310
Total interest expense	4,277	1,365
Net interest income	15,182	15,164
Provision for credit losses on loans	166	438
Provision for unfunded commitments	128	—
Net interest income after provision for credit losses	14,888	14,726
Noninterest income:
Service charges on deposit accounts	1,097	1,023
Income on bank owned life insurance	275	227
Gain on sales of mortgage loans	22	86
Net gain on prepayment of Federal Home Loan Bank advances	127	87
Net gain (loss) on sale of foreclosed real estate	(6)	39
Other	195	224
Total noninterest income	1,710	1,686
Noninterest expense:
Salaries and employee benefits	7,786	7,594
Occupancy and equipment	982	937
Data processing	1,003	864
Professional and supervisory fees	883	779
Office expense	166	201
Advertising	119	179
FDIC deposit insurance	162	76
Other	447	498
Total noninterest expense	11,548	11,128
Income before income taxes	5,050	5,284
Income tax expense	1,097	1,101
Net income	$3,953	$4,183
Earnings per share:
Basic	$0.56	$0.59
Diluted	0.54	0.59

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Net income	$3,953	$4,183
Other comprehensive income, net of tax
Unrealized gain (loss) on securities available for sale	612	(4,854)
Income tax effect	33	1,019
Other comprehensive income (loss)	645	(3,835)
Comprehensive income	$4,598	$348

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

					Accumulated
			Additional		Other	Unearned
		Common	Paid-In	Retained	Comprehensive	ESOP
	Shares	Stock	Capital	Earnings	Income (loss)	Shares	Total
Balance at January 1, 2022	7,405,893	$74	$49,674	$53,267	$277	$(3,558)	$99,734
Net Income	—	—	—	4,183	—	—	4,183
Other comprehensive loss	—	—	—	—	(3,835)	—	(3,835)
Share repurchase	(11,278)	—	(127)	—	—	—	(127)
ESOP shares earned	—	—	58	—	—	502	560
Dividend paid	—	—	—	(889)	—	—	(889)
Stock-based compensation expense	—	—	556	—	—	—	556
Balance at December 31, 2022	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182

Balance at January 1, 2023	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182
Net Income	—	—	—	3,953	—	—	3,953
CECL implementation	—	—	—	(284)	—	—	(284)
Other comprehensive income	—	—	—	—	645	—	645
Share repurchase	(270,632)	(3)	(2,867)	—	—	—	(2,870)
ESOP shares earned	—	—	14	—	—	208	222
Dividend paid	—	—	—	(886)	—	—	(886)
Restricted shares awarded	177,299	—	—	—	—	—	—
Stock-based compensation expense	—	—	773	—	—	—	773
Balance at December 31, 2023	7,301,282	$71	$48,081	$59,344	$(2,913)	$(2,848)	$101,735

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

	2023	2022
Cash flows from operating activities
Net income	$3,953	$4,183
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	294	438
Depreciation and amortization, net	469	335
Deferred income tax benefit (expense)	(119)	148
Gains from sales and impairment of foreclosed real estate	—	(46)
Net (gain) loss on disposal of fixed assets	12	(18)
(Earnings)losses on equity security	(18)	24
Net loss on sale of repossessions	3	3
Net gain on extinguishment of debt	(127)	(87)
Income on bank owned life insurance	(275)	(227)
Gain on sales of mortgage loans	(22)	(86)
Mortgage loans originated for sale	(714)	(3,261)
Mortgage loans sold	736	3,347
ESOP compensation expense	222	560
Stock based compensation expense	773	556
Net change in operating assets and liabilities
Increase in accrued interest receivable	(98)	(387)
Decrease in accrued interest payable	84	95
Decrease other	688	191
Net cash provided by operating activities	5,861	5,768
Cash flows from investing activities
Purchases of premises and equipment, net	(3,630)	(1,743)
Purchases of bank owned life insurance	—	(3,000)
Purchases of securities	—	(16,063)
Proceeds from maturities, prepayments and calls of securities	2,096	2,785
Proceeds from sales of foreclosed real estate	67	453
Purchases of restricted equity securities	(749)	(1,868)
Purchases of equity securities	—	694
Net (purchases)/redemptions of equity securities	497	(503)
Loan originations and payments, net	(10,174)	(78,315)
Net cash used in investing activities	(11,893)	(97,560)
Cash flows from financing activities
Net (decrease)increase in deposits	(23,948)	60,928
Proceeds from Federal Home Loan Bank advances	25,000	25,000
Repayment of Federal Home Loan Bank advances	(14,873)	(18,413)
Cash payment of dividends	(886)	(889)
Repurchase of common stock	(2,870)	(127)
Net cash provided by (used in) financing activities	(17,577)	66,499
Net change in cash and cash equivalents	(23,609)	(25,293)
Cash and cash equivalents at beginning of year	36,645	61,938
Cash and cash equivalents at end of year	$13,036	$36,645
Supplemental cash flow information
Interest paid	$4,193	$1,270
Income taxes paid	804	645
Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	—	94
Day 1 impact of adoption of Current Expected Credit Losses methodology	(379)	—

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

In connection with the mutual-to-stock conversion, we established special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to Cullman Savings Bank, MHC’s ownership interest in the equity of the Bancorp as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of Cullman Savings Bank, MHC as of the date of the latest statement of financial condition of Cullman Savings Bank, MHC prior to the consummation of the conversion (excluding its ownership of the Bancorp). The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.

Risk and Uncertainties: The ongoing economic challenges, including issues such as rising inflation and effects of related governmental responses continue to evolve. In addition to the risk related to recent and potential bank failures

Because of the significant uncertainties related to the inflation and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how it may ultimately affect the Company. Related to potential bank failures, there can be no assurance on how our customers will react. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures as well as run off of deposits.

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

December 31, 2023 and 2022

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

Interest income on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past ue, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are changed off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or changed off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balances is reduced to zero. Under the cash-bases method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk: Most of the Company's business activity is with customers located within Cullman County. Therefore, the Company's exposure to credit risk is significantly affected by changes in the economy in the Cullman County area.

Allowance for Credit Losses- Loans: The allowance for credit losses is a valuation account that is deducted from (or added to) the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do net exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for the differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

When the discounted cash flow method is used to determine the allowance for credit losses, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial real estate loans are larger than one-to-four family residential loans and generally involve greater credit risk. Often these loans are made to single borrowers or groups of related borrowers, and the repayment of these loans largely depends on the results of operations and management of these properties. Adverse economic conditions also affect the repayment ability to a greater extent than one-to-four real estate loans. These loans are typically originated in amounts of no more than 85% of the appraised value or the purchase price of the property with an appropriate projected debt service coverage ratio. The Company's underwriting analysis includes considering the borrower's expertise and requires verification of the borrower's credit history, income and financial statements, banking relationships, independent appraisals, references and income projections for the property. The Company generally obtains personal guarantees on these loans.

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

December 31, 2023 and 2022

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for unfunded commitments. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for credit losses on off-balance sheet credit exposures as of December 31, 2023 was $261 which was included in other liabilities in in balance sheet.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as derivatives not qualifying for hedge accounting. The fair values of these derivatives have not been recognized at 2023 and 2022 because they are not material.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. The fair value of standby letters of credit at December 31, 2023 and 2022 was not material and have not been recorded.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Dividend Restriction: Banking regulations and policy require maintaining certain capital levels and may limit the dividends paid by the Bank to the Bancorp or by the Bancorp to shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a writedown on available-for-sale debt securities. Management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

(1) Off balance sheet

On January 1, 2023, the Company prospectively adopted ASU 2022-02 “Financial Instruments- Credit Losses: Troubled Debt Restructurings and Vintage Disclosures” related to troubled debt restructurings and vintage disclosures for financing receivables. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan modifications and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current-period gross write-offs for financing receivable by year or origination in the vintage disclosures. The application of this guidance did not have a materiel impact to the consolidated financial statements or related disclosures.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at December 31, 2023 and 2022 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2023
U.S Government sponsored entities	$5,990	$—	$(704)	$5,286
Municipal – taxable	14,305	9	(2,522)	11,792
Municipal – tax exempt	945	—	(28)	917
Residential mortgage-backed	9,543	—	(600)	8,943
Commercial mortgage-backed	992	—	(16)	976
SBA(1) guaranteed debenture	472	—	(30)	442
Total	$32,247	$9	$(3,900)	$28,356

2022
U.S Government sponsored entities	$5,987	$—	$(734)	$5,253
Municipal – taxable	14,421	14	(2,924)	11,511
Municipal – tax exempt	1,365	—	(50)	1,315
Residential mortgage-backed	10,871	—	(729)	10,142
Commercial mortgage-backed	983	—	(23)	960
SBA(1) guaranteed debenture	672	—	(57)	615
Total	$34,299	$14	$(4,517)	$29,796

(1) Small Business Administration

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The Company's mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	2023	2022
Proceeds	$75	$90
Gross gains	—	—
Gross losses	—	—

There were no sales or tax expense related to sales of securities for the years 2023 and 2022.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023
		Estimated
	Amortized	Fair
	Cost	Value
Due one year or less	$676	$669
Due from one to five years	3,491	3,457
Due after five to ten years	4,074	3,624
Due after ten years	12,999	10,245
Commercial mortgage-backed	992	976
Residential mortgage-backed	9,543	8,943
SBA guaranteed debenture	472	442
Total	$32,247	$28,356

Carrying amounts of securities pledged to secure public deposits as of December 31, 2023 and 2022 were $9,350 and $26,666, respectively. At December 31, 2023 and 2022, there were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

Debt securities with unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2023	Value	Loss	Value	Loss	Value	Loss
U.S Government sponsored entities	$—	$—	$5,286	$(704)	$5,286	$(704)
Municipal – taxable	—	—	11,087	(2,522)	11,087	(2,522)
Municipal – tax exempt	250	(1)	667	(27)	917	(28)
Residential mortgage-backed	—	—	8,943	(600)	8,943	(600)
Commercial mortgage-backed	—	—	976	(16)	976	(16)
SBA guaranteed debenture	—	—	442	(30)	442	(30)
Total temporarily impaired	$250	$(1)	$27,401	$(3,899)	$27,651	$(3,900)

2022
U.S Government sponsored entities	$2,978	$(9)	$2,275	$(725)	$5,253	$(734)
Municipal – taxable	4,404	(815)	6,318	(2,109)	10,722	(2,924)
Municipal – tax exempt	1,065	(50)	—	—	1,065	(50)
Residential mortgage-backed	9,789	(661)	353	(68)	10,142	(729)
Commercial mortgage-backed	960	(23)	—	—	960	(23)
SBA guaranteed debenture	—	—	615	(57)	615	(57)
Total temporarily impaired	$19,196	$(1,558)	$9,561	$(2,959)	$28,757	$(4,517)

Unrealized losses have not been recognized into income because the issuers bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

In 2022, the Company evaluated securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company considered the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. Additionally, the Company considered its intent to sell or whether it will be more likely than not it will be required to sell the security prior to the security's anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may have considered whether the securities were issued by the federal Government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

All of the securities except for one municipal-taxable security have unrealized losses at December 31, 2023. None of the unrealized losses for these securities have been recognized into net income for the year ended December 31, 2023 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

Equity Securities

There were no equity securities as of December 31, 2023. There was one equity security purchased during 2022 with a readily determinable fair value amount of $479 held as of December 31, 2022. We had redemptions of $497 and net losses of $24 were recognized for the year ended December 31, 2022.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at December 31, 2023 and 2022 were as follows:

	2023	2022
Real estate loans:
One- to four-family	$178,861	$172,157
Multi-family	3,458	3,668
Commercial	101,268	95,989
Construction	19,705	18,466
Total real estate loans	303,292	290,280
Commercial loans	29,354	32,156
Consumer loans:
Home equity loans and lines of credit	6,291	6,656
Other consumer loans	3,744	3,702
Total consumer loans	10,035	10,358
Total loans	342,681	332,794
Net deferred loan fees	(8)	(10)
Allowance for loan losses	(3,271)	(2,841)
Loans, net	$339,402	$329,943

The following tables present the activity in the allowance for credit losses on loans for the year ended December 31, 2023 and the allowance for loan losses for the year ended December 31, 2022 . On January 1, 2023, the Company adopted ASC 326. Refer to Note 1 for further details. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
	One-to-Four
December 31, 2023	Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adopting 326	117	1	130	(21)	(75)	94	246
Charge-offs	—	—	—	—	(11)	—	(11)
Recoveries	16	—	—	13	—	—	29
Provision for loan losses	(241)	7	71	1	338	(10)	166
Total ending balance December 31, 2023	$1,602	$25	$855	$138	$456	$195	$3,271

	Real Estate
	One-to-Four
December 31, 2022	Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Allowance for loan losses:
Beginning balance	$1,355	$19	$712	$109	$145	$66	$2,406
Charge-offs	—	—	—	(44)	—	—	(44)
Recoveries	41	—	—	—	—	—	41
Provision for loan losses	314	(2)	(58)	80	59	45	438
Total ending allowance balance	$1,710	$17	$654	$145	$204	$111	$2,841

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The following table presents the amortized cost of collateral-dependent loans by class of loans as December 31, 2023.

December 31, 2023
Real estate loans:
One-to-four family	$254
Multi-family	—
Commercial	4,152
Commercial	300
Consumer	—
Total	$4,706

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

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables presents loans individually evaluated for impairment by portfolio class at December 31, 2022 and the respective average balances of impaired loans and interest income recognized for the twelve months ended December 31, 2022:

	2022
	Unpaid
	Principal	Recorded	Related
	Balance	Investment	Allowance
With no recorded
allowance:
Real estate loans:
One- to four-family	$45	$9	$—
Multi-family	—	—	—
Commercial	2,463	2,463	—
Commercial loans:	—	—	—
Consumer loans:	—	—	—
Total	$2,508	$2,472	$—

	2022
	Average	Interest
	Recorded	Income
	Investment	Recognized
With no recorded allowance:
Real estate loans:
One- to four-family	$171	$6
Multi-family	—	—
Commercial	2,970	145
Commercial loans:	76	4
Consumer loans:	—	—
Total	$3,217	$155

There were no loans individually evaluated for impairment with recorded allowance for the years ending December 31, 2023 and 2022. The difference between interest income recognized and cash basis interest income recognized was not material.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans at December 31, 2023 and 2022 by portfolio class of loans:

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
December 31, 2023	Past Due	Past Due	Past Due	Past Due	Current	Loans
Real estate loans:
One- to four-family	$1,410	$960	$145	$2,515	$176,346	$178,861
Multi-family	—	—	—	—	3,458	3,458
Commercial	—	—	—	—	101,268	101,268
Construction	—	—	—	—	19,705	19,705
Total real estate loans	1,410	960	145	2,515	300,777	303,292
Commercial loans	10	—	—	10	29,344	29,354
Consumer loans:
Home equity loans and lines of credit	70	10	—	80	6,211	6,291
Other consumer loans	18	—	—	18	3,726	3,744
Total	$1,508	$970	$145	$2,623	$340,058	$342,681

December 31, 2022
Real estate loans:
One- to four-family	$2,315	$1,251	$211	$3,777	$168,380	$172,157
Multi-family	—	—	—	—	3,668	3,668
Commercial	—	—	—	—	95,989	95,989
Construction	—	—	—	—	18,466	18,466
Total real estate loans	2,315	1,251	211	3,777	286,503	290,280
Commercial loans	48	40	41	129	32,027	32,156
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	6,656	6,656
Other consumer loans	10	—	—	10	3,692	3,702
Total	$2,373	$1,291	$252	$3,916	$328,878	$332,794

A loan past due 90 days or more need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one- to four- family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of December 31, 2023 and 2022 due to the fact that they were well secured and in the process of collection. Not all nonaccrual loans, including loans over 89 days past due are still accruing, have an individually evaluated ACL.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present the recorded investment in nonaccrual loans by class of loans as of December 31, 2023 and 2022:

	2023	2022
Real estate loans:
One- to four-family	$—	$9
Commercial real estate	—	—
Construction	—	—
Total real estate loans	—	9
Commercial loans:	—	73
Consumer loans:
Other consumer loans	—	—
Total consumer loans	—	—
Total loans	$—	$82

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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of these modifications efforts. During the year ended December 31, 2023, the Company had no modified loans to borrowers experiencing financial difficulty.

Troubled Debt Restructurings (TDR):

The following disclosure is presented in accordance with GAAP in effect prior to the adoption of ASU 2022-02. The Company has included this disclosure as of December 31, 2022.

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

There were no loan restructurings for which there was a payment default within twelve months of the modification during the year ended December 31, 2023 or 2022. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

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

December 31, 2023 and 2022

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

At December 31, 2023 and 2022, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

One-to-four family
Risk rating
Pass	$25,792	$60,210	$30,458	$17,155	$6,515	$38,477	$—	$178,607
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	254	—	254
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$25,792	$60,210	$30,458	$17,155	$6,515	$38,731	$—	$178,861
Multi-family
Risk rating
Pass	$—	$744	$893	$1,281	$—	$540	$—	$3,458
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family.	$—	$744	$893	$1,281	$—	$540	$—	$3,458
Commercial real estate
Risk rating
Pass	$14,695	$36,189	$11,297	$12,022	$1,997	$17,722	$3,194	$97,116
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—		2,463	1,689	—	4,152
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$14,695	$36,189	$11,297	$12,022	$4,460	$19,411	$3,194	$101,268
Construction
Risk rating
Pass	$9,105	$9,489	$1,111	$—	$—	$—	$—	$19,705
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$9,105	$9,489	$1,111	$—	$—	$—	$—	$19,705
Commercial
Risk rating
Pass	$5,304	$7,260	$1,304	$617	$48	$4,278	$10,140	$28,951
Special mention	103	—	—	—	—	—	—	103
Substandard	—	—	300	—	—	—	—	300
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$5,407	$7,260	$1,604	$617	$48	$4,278	$10,140	$29,354

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,291	$6,291
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$6,291	$6,291
Consumer
Risk rating
Pass	$2,171	$984	$418	$171	$—	$—	$—	$3,744
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$2,171	$984	$418	$171	$—	$—	$—	$3,744

Total Loans	$57,170	$114,876	$45,781	$31,246	$11,023	$62,960	$19,625	$342,681

		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2022
Real estate loans:
One- to four-family	$170,397	$1,452	$308	$—	$172,157
Multi-family	3,668	—	—	—	3,668
Commercial	91,749	1,751	2,489	—	95,989
Construction	18,466	—	—	—	18,466
Total real estate loans	284,280	3,203	2,797	—	290,280
Commercial loans	32,115	—	41	—	32,156
Consumer loans:
Home equity loans and lines of credit	6,656	—	—	—	6,656
Other consumer loans	3,702	—	—	—	3,702
Total	$326,753	$3,203	$2,838	$—	$332,794

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and 2022 were as follows:

	2023	2022
Land	$1,924	$1,924
Buildings and improvements	19,264	15,668
Furniture, fixtures and equipment	2,556	2,623
	23,744	20,215
Less: Accumulated depreciation	(9,787)	(9,364)
	$13,957	$10,851

Building and improvements includes construction in process for the Hanceville branch, South branch and the new 278 drive thru for $8, $55, and $4,676 respectively. The address of the new drive-thru is 515 4th Street N.W. Cullman, Alabama 35055. Depreciation expense for the years ended December 31, 2023 and 2022 was $512 and $468, respectively.

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250 at December 31, 2023 and 2022 were $36,395 and $32,614, respectively. Scheduled maturities of total time deposits at December 31, 2023 for the next five years were as follows:

2024	$65,981
2025	20,295
2026	2,276
2027	1,600
2028	610

At December 31, 2023 and 2022, overdraft demand and savings deposits reclassified to loans totaled $102 and $46, respectively.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At year-end, advances from the Federal Home Loan Bank were as follows:

	2023	2022
Maturities October 2025 through March 2028, fixed rate at rates from 4.12% to 4.61%, averaging 4.26%	$35,000	$—
Maturities September 2024 through October 2027, fixed rate at rates from 4.23% to 4.61%, averaging 4.26%	—	25,000
Total	$35,000	$25,000

During the year ended December 31, 2023, the Company restructured $15,000 of outstanding advances, recognizing a net gain of $127. During the year ended December 31, 2022, the Company repaid $18,500 of outstanding advances, recognizing a net gain of $87.

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $80,011 and $83,008 of eligible first mortgage one- to four-family, multi-family, and commercial loans under a blanket lien arrangement at December 31, 2023 and 2022, respectively. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow additional funds of $40,011 at December 31, 2023.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT (Continued)

Payments over the next five years are as follows:

2024	$—
2025	5,000
2026	10,000
2027	10,000
2028	10,000

The Company had $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at December 31, 2023. There were no amounts outstanding as of December 31, 2023 or December 31, 2022. Additionally, the Company had a $5,000 letter of credit with Federal Home Loan Bank of Atlanta which was used to secure public deposits under the Security for Alabama Funds Enhancement (SAFE) program.

NOTE 7 – INCOME TAXES

Income tax expense for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Current
Federal	$966	$775
State	250	178
Total current	1,216	953
Deferred
Federal	(94)	118
State	(25)	30
Total deferred	(119)	148
Total	$1,097	$1,101

Temporary differences between tax and financial reporting that result in net deferred tax assets (liabilities) are as follows at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Deferred compensation	$1,148	$1,001
Allowance for loan losses	829	755
Charitable contribution carryforward	105	250
Net unrealized gain on securities available for sale	977	946
Other	46	30
Total deferred tax assets	3,105	2,982
Deferred tax liabilities:
FHLB stock dividends	(55)	(55)
Deferred loan fees, net	(11)	(20)
Basis difference in fixed assets	(544)	(569)
Net unrealized gain on securities available for sale	—	—
Other	(55)	(49)
Total deferred tax liabilities	(665)	(693)
Net deferred tax asset	$2,440	$2,289

In years ended December 31, 1985 and prior the Company was allowed under the Internal Revenue Code to deduct, subject to certain conditions, an annual addition to a reserve for bad debts (reserve method) in determining taxable income. Legislation enacted in August 1986 repealed the reserved method effective for the Company for the year ended December 31, 1986. Therefore, retained earnings at December 31, 2023 and 2022 included $1,248, which represents such bad debt deductions for which no deferred income taxes have been provided.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 7 – INCOME TAXES (Continued)

A reconciliation of the amount computed by applying the federal statutory rate of 21% to pretax income with income tax expense (benefit) for the year ended December 31, 2023 and 2022 is as follows:

	2023	2022
Tax expense at statutory rate	$1,061	$1,109
State taxes, net of federal effect	178	165
Tax exempt income	(63)	(57)
Other, net	(79)	(116)
Income tax	$1,097	$1,101

The Company does not have any uncertain tax positions and does not expect any significant change in uncertain tax positions in the next year, and the Company does not have any interest and penalties recorded in the statement of income for the years ended December 31, 2023 and 2022. The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Alabama. The Company is no longer subject to examination by taxing authorities for years before 2020.

NOTE 8 – EMPLOYEE BENEFIT PLANS

The Company has two deferred compensation plans. One plan covers Company directors whereby directors fees are deferred and matched by the Company at an amount of $6 per year. Under the director's plan, the Company pays each participant, or their beneficiary, the amount of compensation deferred and any matching thereon accumulated over the service period plus interest over 10 years, beginning with the individual's termination of service. The other plan is an officer's deferred bonus plan. Under the officer's plan, participants are fully vested in their deferrals plus interest accrued after five years of service. The expense incurred under these plans for the years ended December 31, 2023 and 2022 was $702 and $565, respectively. The liability accrued under these plans for the years ended December 31, 2023 and 2022 was $4,123 and $3,756, respectively.

To provide funds for the payments under this deferred director compensation agreement, the Company has purchased insurance policies on the lives of the directors covered by this plan.

The Company sponsors a profit-sharing plan that covers all employees (salaried and hourly employees who worked 1,000 hours or more) who have one or more years of service. Contributions are 100% vested after three years of service. The Company may contribute to the plan of up to 15% of the annual compensation of the employees covered under the plan. Charges to expense with respect to the plan for the years ended December 31, 2023 and 2022 were $616 and $517, respectively.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 9 – EMPLOYEE STOCK OWNERSHIP PLAN (Continued)

Contributions to the ESOP were $234 and $666 for December 31, 2023 and 2022, respectively. The expense recognized for the same periods was $222 and $560, respectively.

	2023	2022
Allocated to participants	706,864	688,039
Unearned	282,557	303,353
Total ESOP shares	989,421	991,392
Fair value of unearned shares (1)	$3,043	$3,486

(1) Fair value of unearned shares based on the last trade of $10.77 on December 31, 2023 and $11.49 on December 31, 2022.

NOTE 10 – REGULATORY CAPITAL MATTERS

Banks and their holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

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

An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2023 and 2022 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 10 – REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in millions) for the Bank and ratios at December 31, 2023 and 2022 are presented below:

			To Be Well
			Capitalized Under
			Prompt Corrective
	Actual		Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
December 31, 2023
Tier 1 (Core) Capital to average total assets	$79,101	19.04%	$37,384	9.00%

December 31, 2022
Tier 1 (Core) Capital to average total assets	$75,221	17.75%	$38,137	9.00%

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

Dividend Restrictions – The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2023, the Bank could, without prior approval from its regulators, declare dividends of approximately $7,136 plus any 2023 net profits retained to the date of the dividend declaration.

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

The contractual amount of financial instruments with off-balance-sheet risk at December 31, 2023 and 2022 was as follows:

	2023	2022
Unused lines of credit	$34,962	$37,333
Standby letters of credit	876	232

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 12 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2023 were as follows:

Beginning balance	$5,928
New loans	331
Repayments	(357)
Ending balance	$5,902

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $5,057 and $3,072, respectively.

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

Collateral Dependent/Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Securities available for sale
U.S. Government sponsored agencies	$—	$5,286	$—
Municipal – taxable	—	11,792	—
Municipal – taxable exempt	—	917	—
Residential mortgage-backed	—	8,943	—
Commercial mortgage-backed	—	976
SBA guaranteed debenture	—	442	—
Total investment securities available for sale	$—	$28,356	$—

	Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Securities available for sale
U.S. Government sponsored agencies	$—	$5,253	$—
Municipal – taxable	—	11,511	—
Municipal – taxable exempt	—	1,315	—
Residential mortgage-backed	—	10,142	—
Commercial mortgage-backed	—	960	—
SBA guaranteed debenture		615
Total investment securities available for sale	$—	$29,796	$—

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2023. The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022:

	Equity Securities
	2023	2022
Balance of recurring Level 3 assets at January 1	$479	$—
Purchases	—	1,000
Redemption	(497)	(497)
Net realized earning (loss)	18	(24)
Balance of recurring Level 3 assets at December 31	$—	$479

There were no transfers between levels during 2023 or 2022.

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

Assets and Liabilities Measured on a Non-Recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2023 and 2022 (amounts in thousands):

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	December 31
Individually Evaluated/Impaired loans:	2023	2022
Real estate loans:
One- to four-family	$254	$9
Commercial	4,153	73
Commercial	300	—

Foreclosed real estate:
One- to four-family	$—	$50
Commercial	—	—

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022. For Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2023 and December 31, 2022, appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15% to 20% were used for the years ended December 31, 2023 and December 31, 2022.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 13 – FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company's on-balance sheet financial instruments at December 31, 2023 and 2022 are summarized below:

		Fair Value Measurements at
		December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,036	$13,036	$—	$—	$13,036
Securities available for sale	28,356	—	28,356	—	28,356
Loan, net	339,402	—	—	335,144	335,144
Accrued interest receivable	1,260	—	210	1,050	1,260
Restricted equity securities	2,782	—	—	—	N/A
Financial liabilities:
Deposits	$269,001	$178,239	$89,265	$—	267,504
Federal Home Loan Bank advances	35,000	—	36,522	—	36,522
Accrued interest payable	239	10	229	—	239

		Fair Value Measurements at
		December 31, 2022 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$36,645	$36,645	$—	$—	$36,645
Securities available for sale	29,796	—	29,796	—	29,796
Loan, net	329,943	—	—	320,687	320,687
Accrued interest receivable	1,162	—	219	943	1,162
Restricted equity securities	2,033	—	—	—	N/A
Financial liabilities:
Deposits	$292,949	$213,499	$76,306	$—	$289,805
Federal Home Loan Bank advances	25,000	—	25,102	—	25,102
Accrued interest payable	155	5	150	—	155

NOTE 14 – STOCK BASED COMPENSATION

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

As of December 31, 2023, there were no shares available for future grants under these plans.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended December 31, 2023:

	Options	Weighted-Average Exercise Price/Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding – January 1, 2023	340,903	$9.86	6.88
Granted	443,249	10.54	9.75
Exercised	—	—
Outstanding – December 31, 2023	784,152	$10.24	8.50
Fully vested and expected to vest – December 31, 2023	784,152	$10.24	8.50	$416
Exercisable at period end	204,531			$108

(1) Based on closing price of $10.77 as of December 31, 2023. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

There were 68,177 options that vested during year ended December 31, 2023. Stock-based compensation expense for stock options for the years ended December 31, 2023 and 2022 was $108 for both years in relation to the 340,903 options. Unrecognized compensation cost related to nonvested stock options at December 31, 2023 was $170 and is expected to be recognized over 1.58 years related to the 2020 Equity Plan.

In relation to the 2023 Equity Incentive Plan, there were no options vested as of December 31, 2023. Stock based compensation expense for the stock options for the year ended December 31, 2023 was $60. Unrecognized compensation cost related to nonvested stock options at December 31, 2023 was $534 and is expected to be recognized over 4.50 years.

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

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2023:

	2023	Weighted Average Grant-Date Fair Value
Balance – beginning of year	136,356	$9.86
Granted	177,299	$10.70
Vested	(45,455)	$9.86
Balance – end of period	268,200	$10.42

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

(All amounts in thousands, except share and per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

Stock-based compensation expense for restricted stock included in non-interest expense for December 31, 2023 and 2022 was $448 for both years in relation to the 2020 Equity Plan. Unrecognized compensation expense for nonvested restricted stock awards was $709 and is expected to be recognized over 1.58 years related to the 2020 Equity Plan.

For both the year ended December 31, 2023, stock-based compensation expense for restricted stock included in non-interest expense was $157. Unrecognized compensation expense for nonvested restricted stock awards was $1,739 as of December 31, 2023 and is expected to be recognized over 4.58 years related to the 2023 Equity Plan.

NOTE 15 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation are as follows:

	For the Years Ended
	December 31,
	2023	2022
Earnings per share
Net Income	$3,953	$4,183
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	(50)	(54)
Net earnings allocated to common stock	$3,903	$4,129
Weighted common shares outstanding including participating securities	7,335,933	7,404,951
Less: Participating securities	(119,985)	(120,447)
Less: Average unearned ESOP shares	(295,263)	(338,806)
Weighted average shares	6,920,685	6,945,698
Basic earnings per share	$0.56	$0.59
Net earnings allocated to common stock	$3,903	$4,129
Weighted average shares	6,920,685	6,945,698
Add: dilutive effects of assumed exercises of stock options	258,181	60,613
Average shares and dilutive potential common shares	7,178,866	7,006,311
Dilutive earnings per share	$0.54	$0.59

Stock options for 136,356 shares of common stock were not considered in computing diluted earnings per share for 2022 and 2023, because they were antidilutive.

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

For the year ended December 31, 2023, right-of-use asset and lease liability is as follows (in thousands):

Right-of-use assets:
Operating leases	$71
Lease Liabilities:
Operating leases	$59

For the year ended December 31, 2023, the total lease cost is as follows for the period ending (in thousands):

Operating lease costs	$67

Future undiscounted lease payments for the new operating lease with a remaining term of 1 year as of December 31, 2023 is as follows (in thousands):

Total undiscounted lease payments	$59
Less: imputed interest	—
Net Lease Liabilities	$59

Operating Leases: The Company acts as lessor for leases of certain branch properties and equipment under operating leases. Payments terms are generally fixed. Leases are typically payable in monthly installments. Leases do not contain purchase options that allow the customer to acquire the leased assets at or near then end of the lease. Rental income was $119 for both 2023 and 2022. Future minimum rental income for the next five years are as follows:

2024	$132
2025	312
2026	312
2027	312
2028	312

NOTE 17 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 22, 2024, which is the date the consolidated financial statements were available to be issued.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chairman of the Board, President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the year ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors,” “—Executive Officers Who Are Not Directors,” “—Delinquent Section 16(a) Reports,” “—Code of Ethics and Business Conduct,” “—Nominating and Corporate Governance Committee Procedures—Process for Identifying and Evaluating Nominees; Director Qualifications” and “—Meetings and Committees of the Board of Directors—Audit Committee” is incorporated herein by reference.

ITEM 11. Executive Compensation

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the caption “Executive Compensation” is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the caption “Security Ownership Of Certain Beneficial Owners And Management” is incorporated herein by reference.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2023 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance.

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

(1)
Reflects stock options only

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Proposal 1—Election of Directors—Board Independence” and “—Transactions with Certain Related Persons” is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information in Cullman Bancorp, Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the captions “Proposal 2—Ratification of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The following documents are filed as part of this annual report:

(i)
Report of Independent Registered Public Accounting Firms
(ii)
Consolidated Balance Sheets at December 31, 2023 and 2022
(iii)
Consolidated Statements of Income for the years ended December 31, 2023 and 2022
(iv)
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
(v)
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022
(vi)
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
(vii)
Notes to Consolidated Financial Statements

(b) Exhibits

3.1	Articles of Incorporation of Cullman Bancorp, Inc. (1)
3.2	Bylaws of Cullman Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of Cullman Bancorp, Inc. (1)
4.2	Description of Registrant’s Securities (6)
10.1	Employment Agreement between Cullman Savings Bank and John A. Riley, III (2)
10.2 10.3 10.4

Employment Agreement between Cullman Savings Bank and Robin Parson (3)

Employment Agreement between Cullman Savings Bank and T'aira Ugarkovich (4)

Employment Agreement between Cullman Savings Bank and Katrina Stephens (5)

10.5	Cullman Savings Bank Amended and Restated Deferred Incentive Plan†(1)
10.6	Cullman Savings Bank Amended and Restated Directors’ Cash Compensation Deferral Plan†(1)
10.7	Cullman Bancorp, Inc. 2020 Equity Incentive Plan† (1)
10.8 10.9	Form of Split Dollar Agreement†(1) Cullman Bancorp, Inc. 2023 Equity Incentive Plan† (7)
21	Subsidiaries of registrant (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recover of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL document and contained in Exhibit 101)

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
(5)
Incorporated by reference to Exhibit 10.4 to the Form 10-Q (file no. 001-40607), filed with the SEC on November 12, 2021.
(6)
Incorporated by reference to Exhibit 4.2 to the Form 10-K (file no. 001-40607), filed with the SEC on March 24, 2022.
(7)
Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders (file no.001-40607), filed with the SEC on April 19, 2023

(c) Financial Statement Schedules

Not applicable.

ITEM 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLMAN BANCORP, INC.

Date: March 22, 2024	By:	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Riley, III	Chairman of the Board,	March 22, 2024
John A. Riley, III	President and Chief
Executive Officer (Principal
Executive Officer)

/s/ Katrina I. Stephens	Senior Vice President and	March 22, 2024
Katrina I. Stephens	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Gregory T. Barksdale	Director	March 22, 2024
Gregory T. Barksdale

/s/ Chad Burks	Director	March 22, 2024
Chad Burks

/s/ Paul D. Bussman	Director	March 22, 2024
Paul D. Bussman

/s/ Nancy McClellan	Director	March 22, 2024
Nancy McClellan

/s/ Lynne Morton	Director	March 22, 2024
Lynne Morton

/s/ Robin Parson	Executive Vice President and Director	March 22, 2024
Robin Parson