Form 10-Q
period 2024-03-31
Cullman Bancorp, Inc. /MD/
filed 2024-05-14
CIK 1845799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 7,247,375 shares of Common Stock, par value $0.01 per share, were issued and outstanding as of May 14, 2024.

CULLMAN BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1. FINANCIAL STATEMENTS

CULLMAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2024 and December 31, 2023

(All amounts in thousands, except share and per share data)

	March 31, 2024 (Unaudited)	December 31, 2023
ASSETS
Interest bearing cash and cash equivalents	$173	$229
Non-interest bearing cash and cash equivalents	3,655	4,157
Federal funds sold	13,525	8,650
Total cash and cash equivalents	17,353	13,036
Securities available for sale	27,722	28,356
Loans, net of allowance of $2,937 and $3,271 respectively	343,392	339,402
Premises and equipment, net	15,362	13,957
Accrued interest receivable	1,299	1,260
Restricted equity securities	3,257	2,782
Bank owned life insurance	9,311	9,239
Deferred tax asset, net	2,471	2,440
Other assets	563	1,169
Total assets	$420,730	$411,641

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
Non-interest bearing	$13,423	$12,297
Interest bearing	255,015	256,704
Total deposits	268,438	269,001

Federal Home Loan Bank advances	45,000	35,000
Accrued interest payable	381	239
Other liabilities	5,578	5,666
Total liabilities	319,397	309,906

Shareholders' equity
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,265,689 and 7,301,282 and shares outstanding at March 31, 2024 and Decemeber 31, 2023	71	71
Additional paid-in capital	47,972	48,081
Retained earnings	59,182	59,344
Accumulated other comprehensive loss	(3,076)	(2,913)
Unearned ESOP shares, at cost	(2,816)	(2,848)
Total shareholders' equity	101,333	101,735
Total liabilities and shareholders' equity	$420,730	$411,641

See accompanying notes to consolidated financial statements.

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF NET INCOME (unaudited)

Three months ended March 31, 2024 and 2023

(All amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$4,633	$4,133
Non taxable securities	6	8
Taxable securities	220	241
FHLB dividends	36	18
Federal funds sold and other	185	252
Total interest income	5,080	4,652
Interest expense:
Deposits	1,102	476
Federal Home Loan Bank advances and other borrowings	457	283
Total interest expense	1,559	759
Net interest income	3,521	3,893
Provision for (reversal of) credit losses on loans	(34)	6
Provision for (reversal of) unfunded commitments	(6)	68
Net interest income after provision for credit losses	3,561	3,819
Noninterest income:
Service charges on deposit accounts	273	257
Income on bank owned life insurance	72	67
Gain on sales of mortgage loans	6	6
Other	38	42
Total noninterest income	389	372
Noninterest expense:
Salaries and employee benefits	2,067	1,923
Occupancy and equipment	239	256
Data processing	289	227
Professional and supervisory fees	221	215
Office expense	52	44
Advertising	30	24
FDIC deposit insurance	38	26
Other	117	119
Total noninterest expense	3,053	2,834
Income before income taxes	897	1,357
Income tax expense	183	342
Net income	$714	$1,015
Earnings per share:
Basic	$0.11	$0.15
Dilutive	$0.11	$0.15

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

Three months ended March 31, 2024 and 2023

(All amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net Income	$714	$1,015

Other comprehensive income (loss), net of tax
Unrealized gain/(loss) on securities available for sale	(217)	436
Income tax benefit	54	76
Other comprehensive income (loss)	(163)	512

Comprehensive income	$551	$1,527

CULLMAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2024 and 2023

(All amounts in thousands, except share and per share data)

	Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned ESOP Shares	Total
Balance at January 1, 2024	7,301,282	$71	$48,081	$59,344	$(2,913)	$(2,848)	$101,735
Net income	—	—	—	714	—	—	714
Other comprehensive income	—	—	—	—	(163)	—	(163)
Share repurchase	(35,593)	—	(373)	—	—	—	(373)
ESOP shares earned	—	—	—	—	—	32	32
Dividend paid	—	—	—	(876)	—	—	(876)
Stock-based compensation expense	—	—	264	—	—	—	264
Balance at March 31, 2024	7,265,689	$71	$47,972	$59,182	$(3,076)	$(2,816)	$101,333

Balance at January 1, 2023	7,394,615	$74	$50,161	$56,561	$(3,558)	$(3,056)	$100,182
Cumulative change in accounting principle (Note 1)	—	—	—	(284)	—	—	(284)
Balance at January 1, 2023 (as adjusted for change in accounting principal)	7,394,615	74	50,161	56,277	(3,558)	(3,056)	99,898
Net income	—	—	—	1,015	—	—	1,015
Other comprehensive income	—	—	—	—	512	—	512
Share repurchase	(11,843)	—	(135)	—	—	—	(135)
ESOP shares earned	—	—	—	—	—	37	37
Dividend paid	—	—	—	(886)	—	—	(886)
Stock-based compensation expense	—	—	139	—	—	—	139
Balance at March 31, 2023	7,382,772	$74	$50,165	$56,406	$(3,046)	$(3,019)	$100,580

CULLMAN BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three months ended March 31, 2024 and 2023

(All amounts in thousands, except share and per share data)

	2024	2023
Cash flows from operating activities
Net income	$714	$1,015
Adjustment to reconcile net income to net cash provided from operating activities:
(Recovery)/provision for credit losses	(40)	74
Depreciation and amortization, net	119	116
Deferred income taxes	23	30
Losses on disposal of fixed assets	—	12
Gains on sales of repossessions	—	4
Capital improvements to foreclosed real estate	—	(12)
Gains from change in fair value of equity securities	—	(18)
Income on bank owned life insurance	(72)	(67)
Gains on sale of mortgage loans	(6)	(6)
Mortgage loans originated for sale	(199)	(186)
Mortgage loans sold	205	192
ESOP compensation expense	32	37
Stock based compensation expense	264	139
Net change in operating assets and liabilities
(Increase)/decrease in accrued interest receivable	(39)	24
Increase/(decrease) in accrued interest payable	142	(4)
Decrease in other assets	518	117
Net cash provided by operating activities	1,661	1,467
Cash flows from investing activities
Net purchases of premises and equipment	(1,531)	(40)
Redemption of equity securities	—	437
Proceeds from maturities, prepayments and calls of available for sale securities	424	462
Proceeds from sales of foreclosed real estate	—	1
Purchases of restricted equity securities	(475)	(470)
Loan originations and payments, net	(3,950)	(3,293)
Net cash used in investing activities	(5,532)	(2,903)
Cash flows from financing activities
Net decrease in deposits	(563)	(16,492)
Proceeds from Federal Home Loan Bank advances	10,000	10,000
Cash payment of dividends	(876)	(886)
Payments from share repurchases	(373)	(135)
Net cash provided by/(used in) financing activities	8,188	(7,513)
Net change in cash and cash equivalents	4,317	(8,949)
Cash and cash equivalents at the beginning of period	13,036	36,645
Cash and cash equivalents at end of the period	$17,353	$27,696
Supplemental cash flow information
Interest paid	$1,417	$763
Income taxes paid	—	—
Supplemental noncash disclousres
Day 1 impact of Current Expected Credit Losses	—	(379)

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

The Company provides financial services through its offices in Cullman County, Alabama. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers ability to repay their loans is dependent on the real estate and general economic conditions in the area. The unaudited consolidated financial statements, including the notes thereto, have been prepared in accordance with U.S. GAAP interim reporting requirements and general banking industry guidelines, and therefore, do not include all information and notes included in the annual consolidated financial statements in conformity with GAAP. These interim consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K.

Risk and Uncertainties: The ongoing economic challenges, including issues such as rising inflation and effects of related governmental responses continue to evolve, in addition to the risk related to recent and potential bank failures. Because of the significant uncertainties related to the inflation and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how it may ultimately affect the Company. Related to potential bank failures, there can be no assurance on how our customers will react. It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures as well as run off of deposits.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADOPTION OF NEW ACCOUNTING STANDARDS:

The Company did not modify or adopt any new accounting policies during the three months ended March 31, 2024 that were not disclosed in the Company's 2023 audited consolidated financial statements included on the Form 10-K.

The Company has reviewed newly issued not yet effective accounting standards and concluded as of March 31, 2024, there are none that are likely to impact the Company's financial statements or disclosures.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE

Debt Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income at March 31, 2024 and December 31, 2023 were as follows:

March 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,990	$—	$(728)	$5,262
Municipal – taxable	14,295	5	(2,645)	11,655
Municipal – tax exempt	945	—	(39)	906
Residential mortgage-backed	9,249	—	(665)	8,584
Commercial mortgage-backed	995	—	(13)	982
SBA(1) guaranteed debenture	356	—	(23)	333
Total	$31,830	$5	$(4,113)	$27,722

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S Government sponsored entities	$5,990	$—	$(704)	$5,286
Municipal – taxable	14,305	9	(2,522)	11,792
Municipal – tax exempt	945	—	(28)	917
Residential mortgage-backed	9,543	—	(600)	8,943
Commercial mortgage-backed	992	—	(16)	976
SBA guaranteed debenture	472	—	(30)	442
Total	$32,247	$9	$(3,900)	$28,356

(1) Small Business Administration

The Company’s mortgage-backed securities are primarily issued by agencies such as Fannie Mae and Ginnie Mae. There were no sales or calls of securities for the three months ended March 31, 2024 and 2023.

The amortized cost and fair value of the investment securities portfolio are shown below by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$676	$669
Due after one to five years	3,492	3,456
Due after five to ten years	4,072	3,565
Due after ten years	12,990	10,133
Commercial mortgage-backed	995	982
Residential mortgage-backed	9,249	8,584
SBA guaranteed debenture	356	333
Total	$31,830	$27,722

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (CONTINUED)

Carrying amounts of securities pledged to secure public deposits as of March 31, 2024 and December 31, 2023 were $9,066 and $9,350, respectively. At March 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 months		12 months or more		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$—	$—	$5,262	$(728)	$5,262	$(728)
Municipal – taxable	—	—	10,955	(2,645)	10,955	(2,645)
Municipal – tax exempt	—	—	906	(39)	906	(39)
Residential mortgage-backed	—	—	8,584	(665)	8,584	(665)
Commercial mortgage-backed	—	—	982	(13)	982	(13)
SBA guaranteed debenture	—	—	333	(23)	333	(23)
Total temporarily impaired	$—	$—	$27,022	$(4,113)	$27,022	$(4,113)

	Less than 12 months		12 months or more		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S Government sponsored entities	$—	$—	$5,286	$(704)	$5,286	$(704)
Municipal – taxable	—	—	11,087	(2,522)	11,087	(2,522)
Municipal – tax exempt	250	(1)	667	(27)	917	(28)
Residential mortgage-backed	—	—	8,943	(600)	8,943	(600)
Commercial mortgage-backed	—	—	976	(16)	976	(16)
SBA guaranteed debenture	—	—	442	(30)	442	(30)
Total temporarily impaired	$250	$(1)	$27,401	$(3,899)	$27,651	$(3,900)

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

All of the securities except for two municipal-taxable securities have unrealized losses at March 31, 2024. None of the unrealized losses for these securities have been recognized into net income for the period ended March 31, 2024 because the issuer's bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach their maturity date or reset date.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS

Loans at March 31, 2024 and December 31, 2023 were as follows:

	2024	2023

Real Estate Loans:
One-to-four family	$178,867	$178,861
Multi-family	3,401	3,458
Commercial	104,691	101,268
Construction	19,178	19,705
Total real estate loans	306,137	303,292
Commercial loans	30,326	29,354
Consumer loans:
Home equity loans and lines of credit	6,296	6,291
Other consumer	3,578	3,744
Total consumer loans	9,874	10,035
Total loans	346,337	342,681
Net deferred loans fees	(8)	(8)
Allowance for credit losses	(2,937)	(3,271)
Loans, net	$343,392	$339,402

The following table present the activity in the allowance for credit losses by portfolio segment for the period ending March 31, 2024.

	Real Estate
March 31, 2024	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2024	$1,602	$25	$855	$138	$456	$195	$3,271
Charge offs	—	—	—	—	(300)	—	(300)
Recoveries	—	—	—	—	—	—	—
Provisions	300	(16)	(326)	(1)	7	2	(34)
Total ending balance March 31, 2024	$1,902	$9	$529	$137	$163	$197	$2,937

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables present the activity in the allowance for credit losses for the periods ended December 31, 2023 and March 31, 2023. The recorded investment in loans in any of the following tables does not include accrued and unpaid interest or any deferred loan fees or costs, as amounts are not significant.

	Real Estate
December 31, 2023	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adopting 326	117	1	130	(21)	(75)	94	246
Charge offs	—	—	—	—	(11)	—	(11)
Recoveries	16	—	—	13	—	—	29
Provisions	(241)	7	71	1	338	(10)	166
Total ending balance December 31, 2023	$1,602	$25	$855	$138	$456	$195	$3,271

	Real Estate
March 31, 2023	One-to-Four Family	Multi-Family	Commercial	Construction	Commercial	Consumer	Total
Beginning balance January 1, 2023, prior to adoption of ASC 326	$1,710	$17	$654	$145	$204	$111	$2,841
Impact of adopting 326	117	1	130	(21)	(75)	94	246
Charge offs	—	—	—	—	(11)	—	(11)
Recoveries	—	—	—	—	—	—	—
Provisions	(5)	(1)	(39)	37	(26)	40	6
Total ending balance March 31, 2023	$1,822	$17	$745	$161	$92	$245	$3,082

For collateral-dependent loans, the allowance for credit losses is individually assessed based on the fair value of the collateral less estimated costs of sale. The following table presents the amortized cost bases of collateral-dependent loans by class of loans as March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Real estate loans:
One-to-four family	$1,090	$254
Multi-family	—	—
Commercial	3,774	4,152
Commercial	—	300
Consumer:	—	—
Total	$4,864	$4,706

The difference between interest income recognized and cash basis interest income recognized was not material.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

The following tables present the aging of the recorded investment in past due loans at March 31, 2024 and December 31, 2023 by portfolio class of loans:

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$3,180	$—	$495	$3,675	$175,192	$178,867
Multi-family	—	—	—	—	3,401	3,401
Commercial	163	—	—	163	104,528	104,691
Construction	—	—	—	—	19,178	19,178
Total real estate loans	3,343	—	495	3,838	302,299	306,137
Commercial	39	1	—	40	30,286	30,326
Consumer loans:
Home equity loans and lines of credit	38	—	—	38	6,258	6,296
Other consumer loans	20	—	—	20	3,558	3,578
Total	$3,440	$1	$495	$3,936	$342,401	$346,337

December 31, 2023	30-59 Days Past due	60-89 Days Past due	90 Days or More Past Due	Total Past Due	Current	Total Loans
Real estate loans:
One-to-four family	$1,410	$960	$145	$2,515	$176,346	$178,861
Multi-family	—	—	—	—	3,458	3,458
Commercial	—	—	—	—	101,268	101,268
Construction	—	—	—	—	19,705	19,705
Total real estate loans	1,410	960	145	2,515	300,777	303,292
Commercial	10	—	—	10	29,344	29,354
Consumer loans:
Home equity loans and lines of credit	70	10	—	80	6,211	6,291
Other consumer loans	18	—	—	18	3,726	3,744
Total	$1,508	$970	$145	$2,623	$340,058	$342,681

A loan need not be placed in nonaccrual status if the loan is a consumer loan (loans to individuals for household, family and other personal expenditures) or the loan is secured by a one- to four family residential property. Such loans should be subject to other alternative methods of evaluation to assure that the Bank's interest income is not materially overstated. The loans that were past due 90 days or more were accruing interest as of March 31, 2024 and December 31, 2023 due to the fact that they were well secured and in the process of collection. As of March 31, 2024 and December 31, 2023, there were no loans on nonaccrual.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

Loan Modifications to Borrowers Experiencing Financial Difficulty:

Occasionally, the Company may make certain modifications of loans to borrowers experiencing financial difficulty.

These modifications may be in the form of an interest rate reduction, a term extension or a combination thereof.

Upon the Company's determination that a modified loan has subsequently been uncollectible, the portion of the loan deemed uncollectible is charged off against the allowance for credit losses on loans held for investment.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of these modifications efforts. During the quarter ended March 31, 2024 and the year ended December 31, 2023, the Company had no modified loans to borrowers experiencing financial difficulty.

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

Loans not meeting the criteria above are graded Pass. These loans are included within groups of homogeneous pools of loans based upon portfolio segment and class for estimation of the allowance for credit losses on a collective basis.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

At March 31, 2024, based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

One-to-four family
Risk rating
Pass	$4,113	$25,398	$58,631	$29,480	$16,695	$43,460	$—	$177,777
Special mention	—	—	—	—	—	—	—	—
Substandard	—	197	—	—	296	597	—	1,090
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$4,113	$25,595	$58,631	$29,480	$16,991	$44,057	$—	$178,867
Multi-family
Risk rating
Pass	$—	$—	$732	$876	$1,268	$525	$—	$3,401
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$732	$876	$1,268	$525	$—	$3,401
Commercial real estate
Risk rating
Pass	$6,273	$14,016	$33,454	$11,056	$11,801	$20,898	$3,419	$100,917
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,679	—	—	2,095	—	3,774
Doubtful	—		—	—	—	—	—	—
Total commercial real estate	$6,273	$14,016	$35,133	$11,056	$11,801	$22,993	$3,419	$104,691
Construction
Risk rating
Pass	$2,499	$11,777	$3,791	$1,111	$—	$—	$—	$19,178
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$2,499	$11,777	$3,791	$1,111	$—	$—	$—	$19,178

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

	Term Loans by Origination Year
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total

Commercial
Risk rating
Pass	$1,164	$5,147	$6,876	$1,162	$524	$4,256	$11,197	$30,326
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$1,164	$5,147	$6,876	$1,162	$524	$4,256	$11,197	$30,326
Commercial loans:
Current period gross write offs	$—	$—	$—	$300	$—	$—	$—	$300
Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,296	$6,296
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$6,296	$6,296
Consumer
Risk rating
Pass	$659	$1,617	$815	$330	$157	$—	$—	$3,578
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$659	$1,617	$815	$330	$157	$—	$—	$3,578

Total Loans	$14,708	$58,152	$105,978	$44,015	$30,741	$71,831	$20,912	$346,337

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

At December 31, 2023, based on the most recent analysis performed, the loan grade for each loan by portfolio class is as follows:

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

One-to-four family
Risk rating
Pass	$25,792	$60,210	$30,458	$17,155	$6,515	$38,477	$—	$178,607
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	254	—	254
Doubtful	—	—	—	—	—	—	—	—
Total one-to-four family	$25,792	$60,210	$30,458	$17,155	$6,515	$38,731	$—	$178,861
Multi-family
Risk rating
Pass	$—	$744	$893	$1,281	$—	$540	$—	$3,458
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$744	$893	$1,281	$—	$540	$—	$3,458
Commercial real estate
Risk rating
Pass	$14,695	$36,189	$11,297	$12,022	$1,997	$17,722	$3,194	$97,116
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—		2,463	1,689	—	4,152
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$14,695	$36,189	$11,297	$12,022	$4,460	$19,411	$3,194	$101,268
Construction
Risk rating
Pass	$9,105	$9,489	$1,111	$—	$—	$—	$—	$19,705
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total construction	$9,105	$9,489	$1,111	$—	$—	$—	$—	$19,705
Commercial
Risk rating
Pass	$5,304	$7,260	$1,304	$617	$48	$4,278	$10,140	$28,951
Special mention	103	—	—	—	—	—	—	103
Substandard	—	—	300	—	—	—	—	300
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$5,407	$7,260	$1,604	$617	$48	$4,278	$10,140	$29,354

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 3 – LOANS (CONTINUED)

	Term Loans by Origination Year
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total

Home equity and lines of credit
Risk rating
Pass	$—	$—	$—	$—	$—	$—	$6,291	$6,291
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total home equity and lines of credit	$—	$—	$—	$—	$—	$—	$6,291	$6,291
Consumer
Risk rating
Pass	$2,171	$984	$418	$171	$—	$—	$—	$3,744
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total consumer	$2,171	$984	$418	$171	$—	$—	$—	$3,744

Total Loans	$57,170	$114,876	$45,781	$31,246	$11,023	$62,960	$19,625	$342,681

NOTE 4- PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2024 and December 31, 2023 were as follows:

	2024	2023
Land	$1,924	$1,924
Buildings and improvements	20,775	19,264
Furniture, fixtures and equipment	2,576	2,556
	25,275	23,744
Less: Accumulated depreciation	(9,913)	(9,787)
	$15,362	$13,957

As of March 31, 2024, building and improvements included construction in process for the Hanceville branch and a new 278 drive-through for $36 and $6,135 respectively. As of December 31, 2023, building and improvements included construction in process for the Hanceville branch, South branch and the new 278 drive through for $8, $55, and $4,676 respectively. The address of the new drive-through is 515 4th Street N.W. Cullman, Alabama 35055. Depreciation expense for the three months ended March 31, 2024 and 2023 was $150 and $128, respectively.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 5 – DEPOSITS

Time deposits that meet or exceed the FDIC insurance limit of $250 at March 31, 2024 and December 31, 2023 were $42,228 and $36,395, respectively. Scheduled maturities of time deposits at March 31, 2024 for the next five years were as follows:

2024	$50,623
2025	42,400
2026	2,445
2027	1,607
2028	836
2029	77

At March 31, 2024 and 2023, overdraft demand and savings deposits reclassified to loans totaled $55 and $42, respectively.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT

At March 31, 2024 and December 31, 2023, advances from the Federal Home Loan Bank were as follows:

	2024	2023
Maturities October 2025 through January 2029, fixed rate at rates from 4.12% to 4.61%, averaging 4.26%	$45,000	$—
Maturities October 2025 through March 2028, fixed rate at rates from 4.12% to 4.61%, averaging 4.26%	—	35,000
Total	$45,000	$35,000

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER DEBT (CONTINUED)

Each advance, in the table above, is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $80,678 and $80,011 of eligible first mortgage one-to-four family, multi-family, and commercial loans under a blanket lien arrangement at March 31, 2024 and December 31, 2023, respectively. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow funds of $123,007 at March 31, 2024.

Payments over the next five years are as follows:

2024	$—
2025	5,000
2026	10,000
2027	10,000
2028	10,000
Thereafter	10,000

The Company had approximately $10,000 available in a line of credit for federal funds (or the equivalent thereof) with correspondent banks at March 31, 2024 and December 31, 2023. There were no amounts outstanding as of March 31, 2024 or December 31, 2023.

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

The ESOP compensation expense for the three months ended March 31, 2024 and 2023 was $38 and $75, respectively. At March 31, 2024, there were 282,557 shares not yet released having an aggregate market value of $2,811 based on the closing price of $9.95.

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

As of March 31, 2024, there were no shares available for future grants under these plans, except in the event of forfeitures.

The following table summarizes stock option activity for the three months ended March 31, 2024:

	Options	Weighted- Avg Exercise Price/Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding Beginning of period	784,152	$10.24	8.50
Granted	—	—
Exercised	—	—
Forfeited	—
Outstanding End of Period	784,152	$10.24	8.25
Vested or expected to vest	784,152	$10.24	8.25	$(227)
Exercisable at period end	204,531			$(59)

(1) Based on the closing price of $9.95 as of March 31, 2024. Intrinsic value for stock options is defined as the difference between the current market value and the exercise price multiplied by the number of in-the-money options.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 8 – STOCK BASED COMPENSATION (CONTINUED)

Stock based compensation expense for stock options for the three months ended March 31, 2024 and 2023 was $27 for each quarter in relation to the 340,903 options. Unrecognized compensation cost related to nonvested stock options at March 31, 2024 was $144 and is expected to be recognized over 1.33 years related to the 2020 Equity Plan.

In relation to the 2023 Equity Incentive Plan, there were no options vested as of March 31, 2024. Stock based compensation expense for the stock options for the three months ended March 31, 2024 was $30 and no expenses for the three months ended March 31, 2023. Unrecognized compensation cost related to nonvested stock options at March 31, 2024 was $504 and is expected to be recognized over 4.25 years.

The following table summarizes non-vested restricted stock activity for the quarter ended March 31, 2024:

Nonvested Shares	2024	Weighted Average Grant-Date Fair Value
Balance – January 1, 2024	268,200	$10.42
Granted	—	—
Vested	—	—
Balance – March 31, 2024	268,200	$10.42

The following table summarizes the restricted stock fair value:

Date of Awards	Shares	Converted Shares	Vesting Period (years)	Converted Fair Value
August 2020	80,000	227,266	5	$9.86
August 2023	177,299	177,299	5	$10.70

Stock-based compensation expense for restricted stock included in noninterest expense for the three months ended March 31, 2024 and 2023 was $112 for each quarter in relation to the 2020 Equity Plan. Unrecognized compensation expense for nonvested restricted stock awards was $597 as of March 31, 2024 and is expected to be recognized over 1.33 years related to the 2020 Equity Plan.

For the three months ended March 31, 2024, stock-based compensation expense for restricted stock included in noninterest expense was $95 in relation to the 2023 Equity Plan. Unrecognized compensation expense for nonvested restricted stock awards was $1,644 as of March 31, 2024 and is expected to be recognized over 4.33 years related to the 2023 Equity Plan.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS

Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2024, the Bank meets all capital adequacy requirements to which they are subject. The Bancorp is not subject to regulatory capital requirements due to its size.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The community bank leverage ratio framework (CBLR framework) provides qualifying community banking organizations an optional, simplified measure to determine capital adequacy. The Bank initially made the CBLR election as of December 31, 2020.

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

An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of March 31, 2024 the Bank was a qualifying community banking organization as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 9 - REGULATORY CAPITAL MATTERS (CONTINUED)

Actual and required capital amounts for the Bank and ratios at March 31, 2024 and December 31, 2023 are presented below:

	Actual		To be well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Amount	Ratio	Amount	Ratio
March 31, 2024
Tier 1 (Core) Capital to average total assets	$80,180	19.08%	$37,823	9.00%
December 31, 2023
Tier 1 (Core) Capital to average total assets	$79,101	19.04%	$37,384	9.00%

Dividend Restrictions - The Company’s principal source of funds for dividend payments is dividends received from the Bank as well as proceeds retained from the mutual-to-stock conversion. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2024, the Bank could, without prior approval from its regulators, declare dividends of approximately $7,136 plus any 2024 net profits retained to the date of the dividend declaration.

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

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Collateral Dependent Loans: For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral dependent loans are evaluated on a quarterly basis and associated specific reserves are adjusted accordingly.

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

Appraisals for loans where the value is $100 or above (for both collateral-dependent loans and other real estate owned) are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Loan Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. In accordance to company policy, if the Company holds the property for over two years, an updated appraisal or validation would be obtained in order to determine if the fair value amount should be adjusted.

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Securities available for sale
U.S. Government sponsored agencies	$—	$5,262	$—
Municipal – taxable	—	11,655	—
Municipal – taxable exempt	—	906	—
Residential mortgage-backed	—	8,584	—
Commercial mortgage-backed	—	982	—
SBA guaranteed debenture	—	333	—
Total investment securities available for sale	$—	$27,722	$—

	Fair Value Measurement Using
	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Securities available for sale
U.S. Government sponsored agencies	$—	$5,286	$—
Municipal – taxable	—	11,792	—
Municipal – taxable exempt	—	917	—
Residential mortgage-backed	—	8,943	—
Commercial mortgage-backed	—	976	—
SBA guaranteed debenture	—	442	—
Total investment securities available for sale	$—	$28,356	$—

There were no assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2024 or December 31, 2023. There were no transfers between levels during the three months ended March 31, 2024 or 2023.

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

Assets and Liabilities Measured on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2024	December 31, 2023
Individually evaluated Loans:
RE loans:
One-to four family	$1,090	$254
Commercial	3,774	4,152
Commercial	—	300

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 10 – FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company has estimated the fair values of these assets using Level 3 inputs, specifically the appraised value of the collateral. Impaired loan balances represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the impaired loan for the amount of the credit loss. The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. For Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023 appraisals were used for the valuation technique. For the significant unobservable input, the appraisal discounts and the weighted average input of 15% to 20% were used. This is for the period ended March 31, 2024 and December 31, 2023.

The carrying amounts and estimated fair values of the Company’s on-balance sheet financial instruments at March 31, 2024 and December 31, 2023 are summarized below:

		Fair Value Measurements at March 31, 2024 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$17,353	$17,353	$—	$—	$17,353
Securities available for sale	27,722	—	27,722	—	27,722
Loan, net	343,392	—	—	331,693	331,693
Accrued interest receivable	1,299		177	1,122	1,299
Restricted equity securities	3,257	—	—	—	N/A
Financial liabilities:
Deposits	$268,438	$170,450	$96,311	$—	266,761
Federal Home Loan Bank advances	45,000	—	45,561	—	45,561
Accrued interest payable	381	11	370	—	381

		Fair Value Measurements at December 31, 2023 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$13,036	$13,036	$—	$—	$13,036
Securities available for sale	28,356	—	28,356	—	28,356
Loan, net	339,402	—	—	335,144	335,144
Accrued interest receivable	1,260	—	210	1,050	1,260
Restricted equity securities	2,782	—	—	—	N/A
Financial liabilities:
Deposits	$269,001	$178,239	$89,265	$—	$267,504
Federal Home Loan Bank advances	35,000	—	36,522	—	36,522
Accrued interest payable	239	10	229	—	239

(Continued)

CULLMAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in thousands, except share and per share data)

NOTE 11 – EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computation follow:

	For the Three Months Ended March 31,
	2024	2023
Earnings per share
Net Income	$714	$1,015
Less: Distributed earning allocated to participating securities	—	—
Less: Earnings allocated to participating securities	12	(3)
Net earnings allocated to common stock	726	1,012
Weighted common shares outstanding including participating securities	7,286,684	7,384,240
Less: Participating securities	(268,200)	(181,811)
Less: Average unearned ESOP shares	(282,541)	(303,308)
Weighted average shares	6,735,943	6,899,121
Basic earnings per share	$0.11	$0.15
Dilutive
Net earnings allocated to common stock	726	1,012
Weighted average shares	6,735,943	6,899,121
Add: dilutive effects of assumed exercises of stock options	46,603	50,699
Average shares and dilutive potential common shares	6,782,546	6,949,820
Dilutive earnings per share	$0.11	$0.15

Stock options for 268,200 and 136,356 shares of common stock were not considered in computing diluted earnings per share for 2024 and 2023, respectively because they were antidilutive.

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
•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increases the level of defaults, losses and prepayments on loans we have made and make;
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
•
changes in our ability to pay dividends; either at current rates or at all;
•
our compensation expense associated with equity allocated or awarded to our employees;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•
the risk related to recent and potential bank failures.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total assets increased $9.1 million, or 2.2%, to $420.7 million at March 31, 2024 from $411.6 million at December 31, 2023. The increase was due to increases in cash, loans held for investment, and premises and equipment.

Cash and cash equivalents increased $4.3 million, or 33.1%, to $17.3 million at March 31, 2024 from $13.0 million at December 31, 2023. The increase was due to an increase in fed funds, as we have held excess cash to increase liquidity.

Gross loans held for investment increased $3.6 million, or 1.1%, to $346.3 million at March 31, 2024 from $342.7 million at December 31, 2023. The increase was primarily due to an increase in commercial real estate loans, which increased $3.4 million, or 3.4%, to $104.7 million at March 31, 2024 from $101.3 million at December 31, 2023.

Securities available for sale decreased $634 thousand, or 2.2%, to $27.7 million at March 31, 2024 from $28.3 million at December 31, 2023. The decrease is primarily due to the paydowns received in mortgaged-backed securities. The decrease is additionally due an increase in the unrealized loss.

Total deposits decreased $563 thousand, or 0.2%, to $268.4 million at March 31, 2024 from $269.0 million at December 31, 2023. We experienced decreases in interest-bearing demand deposits of $5.0 million, or 4.7%, to $101.3 million at March 31, 2024 from $106.3 million at December 31, 2023, and regular savings and other deposits of $4.1 million, or 7.2%, to $53.2 million at March 31, 2024 from $57.3 million at December 31, 2023. The decreases were due a decrease in public funds as well as cyclical decreases. The decreases were offset by an increase in time deposits of $7.2 million, or 8.0%, to $98.0 million at March 31, 2024 from $90.8 million at December 31, 2023. This increase is primarily due to a $5 million brokered certificate.

Borrowings increased $10.0 million, or 28.6%, to $45.0 million at March 31, 2024, from $35.0 million at December 31, 2023. We increased our borrowings due to loan demand and to increase liquidity. We regularly review our liquidity position based on alternative uses of available funds as well as market conditions.

Stockholders’ equity decreased $402 thousand, or 0.4%, to $101.3 million at March 31, 2024 from $101.7 million at December 31, 2023. The decrease was mainly due to share repurchases of $373 thousand and the decrease in accumulated other comprehensive income (unrealized losses on securities available-for-sale) of $163 thousand for the three months ended March 31, 2024. Stockholders' equity (book value) per share at March 31, 2024 was $13.95 compared to $13.93 at December 31, 2023.

Average Balance Sheets

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Loan balances exclude loans held for sale. We had no intangible assets at March 31, 2024.

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate (1)	Average Outstanding Balance	Interest	Average Yield/Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$344,013	$4,633	5.39%	$336,250	$4,133	4.92%
Securities	28,194	226	3.21%	30,289	249	3.29%
Federal Home Loan Bank and Federal Reserve Bank stock	3,141	36	4.58%	2,091	18	3.44%
Federal funds sold	13,616	185	5.43%	22,581	252	4.46%
Total interest-earning assets	388,964	5,080	5.22%	391,211	4,652	4.76%
Noninterest-earning assets	28,336			24,264
Total assets	$417,300			$415,475

Interest-bearing liabilities:
Interest-bearing demand deposits	$102,441	164	0.64%	$108,546	54	0.20%
Regular savings and other deposits	55,181	55	0.40%	75,870	88	0.46%
Money market deposits	2,630	5	0.76%	2,945	2	0.27%
Certificates of deposit	95,331	878	3.68%	80,410	332	1.65%
Total interest-bearing deposits	255,583	1,102	1.72%	267,771	476	0.71%
Federal Home Loan Bank advances and other borrowings	42,472	457	4.30%	26,111	283	4.34%
Total interest-bearing liabilities	298,055	1,559	2.09%	293,882	759	1.03%
Noninterest-bearing demand deposits	11,378			15,529
Other noninterest-bearing liabilities	6,333			5,696
Total liabilities	315,766			315,107
Total shareholders’ equity	101,534			100,368
Total liabilities and shareholders’ equity	$417,300			$415,475
Net interest income		$3,521			$3,893
Net interest rate spread (2)			3.13%			3.73%
Net interest-earning assets (3)	$90,909			$97,329
Net interest margin (4)			3.62%			3.98%
Average interest-earning assets to interest-bearing liabilities	1.31x			1.33x

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

The following table presents the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2024 and 2023. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	For the Three Months ended March 31, 2024 vs. 2023

	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
		(In thousands)
Interest-earning assets:
Loans	$382	$118	$500
Securities	(69)	46	(23)
Federal Home Loan Bank and Federal Reserve stock	36	(18)	18
Federal funds sold	(400)	333	(67)
Total interest-earning assets	(51)	479	428

Interest-bearing liabilities:
Interest-bearing demand Deposits	(12)	122	110
Regular savings and other deposits	(95)	62	(33)
Money market deposits	(1)	4	3
Certificates of deposit	246	300	546
Total interest-bearing deposits	138	488	626
Federal Home Loan Bank advances	710	(536)	174
Total interest bearing liabilities	848	(48)	800

Change in net interest income	$(899)	$527	$(372)

Comparison of Operating Results for the Three months ended March 31, 2024 and 2023

General. Net income was $714 thousand for the three months ended March 31, 2024, a decrease of $301 thousand from net income of $1.0 million for the three months ended March 31, 2023.

Interest Income. Interest income increased $428 thousand, or 9.2%, to $5.1 million for three months ended March 31, 2024 from $4.7 million for the three months ended March 31, 2023. The increase was due primarily to an increase in interest income on loans, which is our primary source of interest income. Interest income on loans increased $500 thousand, or 12.1%, to $4.6 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023. Our average balance of loans increased $7.7 million, or 2.3% for the three months ended March 31, 2024, to $344.0 million for three months ended March 31, 2024 from $336.3 million for the three months ended March 31, 2023. The increase is due to our increase in loan demand. Our weighted average yield on loans increased 47 basis points to 5.39% for the three months ended March 31, 2024 compared to 4.92% for the three months ended March 31, 2023. The increase was a reflection of the current rate environment.

Interest Expense. Interest expense increased $800 thousand or 105.4% to $1.6 million for the three months ended March 31, 2024 compared to $759 thousand for the three months ended March 31, 2023. The increase was due to increases in rates for deposits as well an increase in certificates of deposits and borrowings.

Interest expense on deposits increased $626 thousand, or 131.5%, to $1.1 million for the three months ended March 31, 2024 compared to $476 thousand for the three months ended March 31, 2023. The increase was due primarily to an increase in expense on certificates of deposit. Interest expense on certificates of deposit increased $546 thousand, or 164.5%, to $878 thousand for the three months ended March 31, 2024, compared to $332 thousand for the three months ended March 31, 2023. We experienced increases in both the average balance of certificates of deposit ($14.9 million, or 18.6%) for the three months ended March 31, 2024 and 2023, and rates paid on certificates of deposit (203 basis points, to 3.68%) for the three months ended March 31, 2024. Rates have increased during the current interest rate environment.

Interest expense on borrowings increased $174 thousand, to $457 thousand for the three months ended March 31, 2024, compared to $283 thousand for the three months ended March 31, 2023. The average balance of borrowings increased $16.4 million, or 62.7% to $42.5 million for the three months ended March 31, 2024, compared to $26.1 million for the three months ended March 31, 2023. The average rate paid on borrowings decreased four basis points to 4.30% for the three months ended March 31, 2024 compared to 4.34% for the three months ended March 31, 2023. The decrease was due an increase in the duration of the new advances in 2024.

Net Interest Income. Net interest income decreased $372 thousand, or 9.6%, to $3.5 million for the three months ended March 31, 2024 from $3.9 million for the three months ended March 31, 2023. Our interest rate spread decreased 60 basis points to 3.13% for the three months ended March 31, 2024, compared to 3.73% for the three months ended March 31, 2023. Our interest margin decreased 36 basis points to 3.62% for the three months ended March 31, 2024 compared to 3.98% for the three months ended March 31, 2023.

Provision for Credit Losses. The Company recorded a reversal of provision of $40 thousand for the three months ended March 31, 2024, compared to provision of credit losses of $74 thousand for the three months ended March 31, 2023. The reversal was $6 related to unfunded commitments and $34 related to loans. Our allowance for credit losses was $2.9 million at March 31, 2024 compared to the $3.2 million at December 31, 2023 and $3.1 million at March 31, 2023. The ratio of our allowance for credit losses to total loans was 0.85% at March 31, 2024 compared to 0.95% at December 31, 2023 and 0.92% at March 31, 2023, while the allowance for credit losses to non-performing loans was 593.3% at March 31, 2024 compared to 2,255.9% at December 31, 2023. We had $300 thousand of charge-offs and no recoveries for the three months ended March 31, 2024 compared to $11 thousand of charge-offs and no recoveries during the three months ended March 31, 2023.The decrease in the allowance for credit losses was driven primarily by a decrease in required reserves as a result of changes in expected cashflows due to updates to quantitative models made during the first quarter of 2024.

Non-interest Income. Non-interest income increased $17 thousand to $389 thousand for the three months ended March 31, 2024 from $372 thousand for the three months ended March 31, 2023. The increase was due an increase in service charges on deposit accounts.

Non-interest Expense. Non-interest expense increased $219 thousand, or 7.7%, to $3.0 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in salaries and employee benefits related to an increase in the number of full-time employees throughout the year of 2023.

Income Tax Expense. We recognized income tax expense of $183 thousand and $342 thousand for the three months ended March 31, 2024 and 2023, respectively, resulting in effective rates of 20.4% and 25.2%, respectively. The difference in the effective tax rate for the two years is primarily due to the lower taxable income in 2024 causing our tax credits to greater affect the effective tax rate than when our income was higher.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Atlanta. At March 31, 2024 and December 31, 2023, we had a $123.0 million and $124.8 million line of credit with the Federal Home Loan Bank of Atlanta, and had $45 million and $35 million outstanding as of those dates, respectively. In addition, at March 31, 2024, we had an unsecured federal funds line of credit of $10.0 million. No amount was outstanding on this line of credit at March 31, 2024. At March 31, 2024, we had approximately $43 million of uninsured/uncollateralized deposits. With our sources of funds mentioned above, we anticipate that we will have sufficient funds to meet liquidity needs.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.6 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities and bank owned life insurance, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on securities, was $5.5 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by/(used in) financing activities, consisting primarily of activity in deposit accounts and proceeds from Federal Home Loan Bank borrowings, offset by repayment of Federal Home Loan Bank borrowings, was $8.2 million and ($7.5 million) for the three months ended March 31, 2024 and 2023, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2024, Cullman Savings Bank exceeded all of its regulatory capital requirements, and was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change our category.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Not applicable as Cullman Bancorp, Inc. is a smaller company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information in connection with repurchases of our shares of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs for the Quarter	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2024 through January 31, 2024	—	$—	—	268,090
February 1, 2024 through February 28, 2024	25,000	10.50	25,000	243,090
March 1, 2024 through March 31, 2024	10,593	10.49	35,593	232,497
Total	35,593	$10.50	35,593	232,497

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

101

The following materials from Cullman Bancorp Inc.’s Form 10-Q report for the quarter ended March 31, 2024, formatted in Inline XBRL pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Net Income; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Shareholders’ Equity (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

CULLMAN BANCORP INC.
(Registrant)

Date: May 14, 2024	/s/ John A. Riley, III
John A. Riley, III
Chairman of the Board, President and Chief Executive Officer

Date: May 14, 2024	/s/ Katrina I. Stephens
Katrina I. Stephens
Senior Vice President and Chief Financial Officer